Form 10-K
period 2009-03-31
Skyhigh Resources Inc
filed 2009-07-13
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

SKYHIGH RESOURCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2746101
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1791 Marcy Lynn Court
San Jose, CA 95124
(Address of Principal Executive Offices) (Zip Code)

Former address
859 South Haskell, Central Point, OR 97502

408-239-4080
(Registrant's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(B) of the Act: None

Securities Registered Pursuant to Section 12(G) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [x]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of March 31, 2009: $ $0.00 based on common shares outstanding of 1,760,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
2,010,000 shares of Common Stock, $0.001 par value, as of July 13, 2009

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Skyhigh Resources, Inc. (the "Company") was incorporated in the State of Delaware on April 2, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage Company with no revenues and a limited operating history. The principal executive offices are located at, 1791 Marcy Lynn Court San Jose, CA 95124 .

In December 2007 we issued 1,500,000 @ $0.001 to our President and Director, Mr. Trevor Blank for services rendered.

In December 2007 we issued 30,000 each @ $0.025 per share in aggregate 60,000 shares of common stock to two consultants in payment of debt in the amount of $1,500 incurred for organization expenses.

On January 15, 2008 we issued 200,000 restricted common shares valued at $0.10 a share, ($20,000) for acquisition of our Riverbend mineral claims.

The Common Stock was issued in accordance with a Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated there under. Total shares issued and outstanding as of March 31, 2008 – 1,760,000 shares.

We are authorized by our Articles of Incorporation to issue 50,000,000 shares of common stock, par value $0.001 per share. As of June 22, 2009, there were 1,760,000 shares of common stock issued and outstanding.

As of the date of this 10KSB filing, we have not had any revenues, have not begun operations and we have one mining property asset. Our Company has no employees at the present time with the general administration being performed at a cost to cover office cost amounting to $183.00 per month, by our President and Director Trevor Blank. We do not expect to commence earning revenues for the foreseeable future.

Skyhigh Resources, Inc (the “Company”) will engage in the acquisition, exploration and development of natural resource properties. We are in the business of mineral property exploration. To date, we have not conducted any exploration on our sole exploration target, the Fraser River Bend claim (“River Bend Property”), which is located in the Province of British Columbia, Canada. The River Bend Property consists of an area of approximately 1,193 acres (483 hectares) located 42 kilometres (26 miles) Northwest of Quesnel, British Columbia. We acquired the property from Riverbend Gold Corp on January 15, 2008 for 200,000 restricted common shares valued at $0.10 a share, ($20,000).

Our objective is to conduct mineral exploration activities on the River Bend property in order to assess whether it possesses economic reserves of gold, silver, or platinum. We have not yet identified any economic mineralization on the River Bend Property. Our proposed exploration program is designed to search for an economic mineral deposit.

There is no current public market for our securities. Our stock is not publicly traded, although we will be filing an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock for sale and a 15c211with FINRA to obtain a trading symbol, however there is no assurance that we will be successful. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

We will conduct mineral exploration activities on the River Bend Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of gold, silver and other minerals. We have not, nor has any predecessor identified any commercially exploitable reserves of these or other minerals on the Company’s mineral claims.

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and we are able to sell all the underlying common stock thereby raising a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009.and qualified 1,00,000 shares of the Company’s common stock to be sold by June 30, 2009 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

There is no market for our shares as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. This is anticipated to be filed in July 2009. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

We plan to use the funds receive through the sale of the registered stock or loans from related parties (although no specific arrangements have been made for these loans) to complete the first phase (Phase I) of the exploration program on our claims and reduce debt. This exploration work will consist of geological prospecting, assaying and information review, and in Phase II, trenching and detailed sampling of historic zones. We estimate the cost to be about $6,000 for the Phase I exploration program as outlined below. In addition to this $6,000 we anticipate spending an additional $3,000 on geological reports.

Total cash expenditures over the next 12 months are expected to be approximately $25,000, which will be covered by the cash expected from the sale of common stock being sold through S-1 Registration Statement or loans from related parties (although no specific arrangements have been made for these loans).

Phase	Exploration Program	Cost	Status

Phase 1	Prospecting, soil survey, assay and evaluation of information	$6,000	Expected to be completed by July 2010, (dependent on funding and geologist schedule).
Phase II	Localized soil surveys, gridlines and sampling zones identified in historical information & Phase 1	$30,000	Expected to be completed by Aug 2011 (subject to funds being available and consulting geologist's schedule

Subject to the receipt of funds from this Registration Statement or loans from related parties (although no specific arrangements have been made for these loans) we plan to commence Phase I of the exploration program on the claim in July 2010. We expect this phase to take 30 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report.

Subject to the information obtained during the Phase I work program and subject to funds being available to complete the Phase II exploration program we plan to commence work in late June 2011.

The above program costs are management's estimates based upon the discussions with a professional consulting geologist. The actual project costs may exceed our estimates. To date, we have not commenced exploration.

Subject to availability, a consulting geologist will be retained for our planned exploration programs. We will however, require additional funding to proceed with any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for raw materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

We are in the pre exploration stage and presently have no operating assets or customers. The market for metals that we expect to produce depends on factors beyond our control, including the extent of production, the proximity and capacity of transportation facilities and demand for metals.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover. We will be subject to competition and unforeseen limited sources and supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral claim exploration and development. Under British Columbia mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect specific types of exploration work, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Strohn Creek Claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY EXPLORATION AND DEVELOPMENT OF OUR MINE AND IMPOSE SIGNIFICANT COSTS ON US.

During the exploration and mining processes, we are required to comply with numerous environmental laws and regulations imposed by federal and provincial authorities, which impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of exploration, mining and mineral processing.

Many provinces, including British Columbia (where our River Bend Property is located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance including cash deposits to ensure that the reclamation plan is implemented upon completion of mining operations. Additionally, British Columbia and other require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that we are currently in compliance with applicable federal and provincial environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

EMPLOYEES

Corporate Office

We currently have no employees. We do use our executive officer, Trevor Blank, the president and director of the Company for administrative duties. Mr Blank currently devotes approximately 4 to 6 hours per week providing management services to us.

There are no formal employment agreements between the Company and our current executive officer.

River Bend Property

We do not currently have any employees working on this project.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are a new enterprise intending to engage in the business of mining exploration and development. The business of acquiring, developing and producing mineral reserves is inherently risky.

WE ARE AN EXPLORATION STAGE COMPANY WITH ONE MINERAL PROPERTY AND NO OPERATING HISTORY IN THE BUSINESS OF MINING EXPLORATION AND DEVELOPMENT. ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We are an exploration stage company and have no current properties or operations. Our business plan involves our engagement in mineral exploration, which may include our acquisition and development, in Western Canada and elsewhere, of mining properties. As a proposed mineral exploration and development company with no operating history or properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the resource industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit mineral reserves on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN OUR COMPANY, AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business will focus on the mining industry in a single or limited number of businesses and properties. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

STRATEGIC RELATIONSHIPS UPON WHICH WE MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH OUR ABILITY TO CONDUCT OUR OPERATIONS.

Our ability to successfully acquire mineral properties, to discover reserves, to participate in extraction opportunities and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavour to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY ESTABLISH MINING OPERATIONS OR MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy envisions establishing and expanding our mining business. If we fail to effectively establish mining operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

*   meet our capital needs;
*   expand our systems effectively or efficiently or in a timely manner;
*   allocate our human resources optimally;
*   identify and hire qualified employees or retain valued employees; or
*   incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

OUR BUSINESS MAY SUFFER IF WE DO NOT ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth.

The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

OUR MANAGEMENT TEAM DOES NOT HAVE EXTENSIVE EXPERIENCE IN PUBLIC COMPANY MATTERS, WHICH COULD IMPAIR OUR ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR FINANCIAL CONDITION

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

The proceeds from our S-1 Registration Statement will provide us with a limited amount of working capital which is not sufficient to fully fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favourable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS. THIS COULD DRIVE THE PRICE OF OUR STOCK DOWN.

We incurred a net loss of $18,246 for the year ended March 31, 2009. As at March 31, 2009 we had an accumulated deficit in the aggregate amount of $28,718. If we fail to achieve profitability and continue to incur losses, the price of our common stock can be expected to fall.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

Our independent registered public accounting firm, Moores &Associates Chartered, have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2009 with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has an accumulated deficit of ($28,718) at March31, 2009, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISKS RELATED TO OUR INDUSTRY

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral claim exploration and development. Under British Columbia mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect specific types of exploration work, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Strohn Creek Claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

RESERVE ESTIMATES ARE POTENTIALLY INACCURATE.

Estimate of reserves on property is either “proven reserves” or “probable reserves.” At this time we have no proven reserves or probable reserves. Ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. Estimated proven reserve quantities based on sampling and testing of sites conducted by the Company or by independent companies hired by the Company. Probable reserves are based on information similar to that used for proven reserves, but the sites for sampling are less extensive, and the degree of certainty is less. Reserve estimation is an interpretive process based upon available geological data and statistical inferences and is inherently imprecise and may prove to be unreliable.

Reserves are reduced as existing reserves are depleted through production. Reserves may be reduced due to lower than anticipated volume and grade of reserves mined and processed and recovery rates.

Reserve estimates are calculated using assumptions regarding metals prices. These prices have fluctuated widely in the past. Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit. Any material reduction in our reserves may lead to increased net losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the minerals that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

THE DEVELOPMENT AND OPERATION OF OUR MINING PROJECTS INVOLVE NUMEROUS UNCERTAINTIES.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the exploration and development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

  unanticipated changes in grade and tonnage of material to be mined and processed;
  unanticipated adverse geotechnical conditions;
  incorrect data on which engineering assumptions are made;
  costs of constructing and operating a mine in a specific environment;
  availability and cost of processing and refining facilities;
  availability of economic sources of power;
  adequacy of water supply;
  adequate access to the site;
  unanticipated transportation costs;
  government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);
  fluctuations in metal prices; and
  accidents, labor actions and force majeure events

MINERAL EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

  The identification of potential economic mineralization based on superficial analysis;
  the quality of our management and our geological and technical expertise; and
  the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

THE PRICE OF GOLD AND SILVER ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF MOLYBDENUM OR GOLD WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

MINING RISKS AND INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Insurance is available to ameliorate some of these risks, however such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

RISKS RELATED TO OUR COMMON STOCK

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply for listing on the OTC Bulletin Board trading system pursuant to Rule 15c211 of the Securities Exchange Act of 1934, but there can be no assurance we will obtain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules..

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker in July to apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

  dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

  announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
  fluctuations in revenue from our mineral business as new reserves come to market;
  changes in the market for commodities or in the capital markets generally;
  quarterly variations in our revenues and operating expenses;
  changes in the valuation of similarly situated companies, both in our industry and in other industries;
  changes in analysts' estimates affecting us, our competitors or our industry;
  changes in the accounting methods used in or otherwise affecting our industry;
  additions and departures of key personnel;
  fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favourable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2: DESCRIPTION OF PROPERTY

We currently utilize space at the premises of Trevor Blank, an officer and director of the Company. The premises are located 1791 Marcy Lynn Court, San Jose CA 95124 formerly we were located at 859 South Haskell, Central Point OR 97502. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3: LEGAL PROCEEDINGS

Skyhigh Resources is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended March31, 2009 through the solicitation of proxies or otherwise.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company intends to make application to FINRA for the Company's shares to be quoted on the OTCBB. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. Delaware General Corporation Law, Chapter V, Section 170 however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  if the capital of the corporation, computed in accordance with Delaware General Corporation Law, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, the directors of such corporation shall not declare and pay out of such net profits any dividends upon any shares of any classes of its capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This 10K annual report may contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this 10KSB, specifically the section entitled “Risk Factors”. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this 10KSB annual report. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this 10KSB annual report or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

We will conduct mineral exploration activities on the River Bend Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of gold, silver and other minerals. We have not, nor has any predecessor identified any commercially exploitable reserves of these or other minerals on the Company’s mineral claims.

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and if we are able to sell all the underlying common stock, we will raise a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009.and qualified 1,00,000 shares of the Company’s common stock to be sold by June 30, 2009 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

We plan to use the funds receive through the sale of the registered stock or loans from related parties (although no specific arrangements have been made for these loans) to complete the first phase (Phase I) of the exploration program on our claims and reduce debt. This exploration work will consist of geological prospecting, assaying and information review, and in Phase II, trenching and detailed sampling of historic zones. We estimate the cost to be about $6,000 for the Phase I exploration program as outlined below. In addition to this $6,000 we anticipate spending an additional $3,000 on geological reports.

Total cash expenditures over the next 12 months are expected to be approximately $25,000, which will be covered by the cash expected from the sale of common stock being sold through S-1 Registration Statement or loans from related parties (although no specific arrangements have been made for these loans).

Phase	Exploration Program	Cost	Status

Phase 1	Prospecting, soil survey, assay and evaluation of information	$6,000	Expected to be completed by July 2010, (dependent on funding and geologist schedule).
Phase II	Localized soil surveys, gridlines and sampling zones identified in historical information & Phase 1	$30,000	Expected to be completed by Aug 2011 (subject to funds being available and consulting geologist's schedule

Subject to the receipt of funds from this Registration Statement or loans from related parties (although no specific arrangements have been made for these loans) we plan to commence Phase

I of the exploration program on the claim in July 2010. We expect this phase to take 30 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report.

The above program costs are management's estimates based upon the discussions with a professional consulting geologist. The actual project costs may exceed our estimates. To date, we have not commenced exploration.

Subject to availability, a consulting geologist will be retained for our planned exploration programs. We will however, require additional funding to proceed with any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2009. No Comparisons are available as the previous period ended March 31, 2008 included only the eleven month cumulative period from April 2, 2007 to March 31, 2009.

No sales or income was recorded for the eleven months period

Operating Costs and Expenses

Costs incurred during the for the Year Ended March 31, 2009 totalling $18,246 were comprised of office and administration cost amounting to $2,017, legal and consulting cost amounting to $8,232 for the writing of the S-1 Registration Statement, Audit fees amounting to $5,000, filing fees amounting to $2,838 and interest cost totalling $158.

SELECTED FINANCIAL INFORMATION

March 31, 2009

Current Assets	$312
Total Assets	$312
Current Liabilities	$26,030
Stockholders' Equity	$(25,718)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $312 of March 31, 2009. We have arranged for sufficient addition loans to fund our limited levels of operations until July 2009. We are an exploration stage company and have generated no revenue to date. We will attempt to sell 1,000,000 shares of common stock in June 2009 for cash and which will realize a total of $25,000. We have notes payable to unrelated parties amounting to $8,158 due December 2010 and accounts payable amounting to $14, 372. We expect that we will have adequate funds available to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

We are contemplating raising additional capital beyond those funds expected through the sale of the 1,000,000 share registered with the SEC, to finance our exploration programs. No final decisions regarding the timing of these programs or financing of these programs have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements, and several of those critical accounting policies are as follows:

Marketable Securities. Marketable securities may consist of shares, bonds and other negotiable instruments. Shares will be accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities will be stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As May 31, 2009 the Company had no proven or probable reserves.

Property Acquisition and Deferred Mineral Property Development Costs. Mineral property acquisition and deferred mineral property development costs are recorded at cost and will be capitalized once determination has been made that a mineral property has proven or probable reserves that can be produced profitably. On the commencement of profitable commercial production, depletion of each mineral property acquisition and associated deferred property development costs will be computed on the units of production basis using estimated proven and probable reserves.

Exploration Properties. Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above.

Stripping Costs. On March 30, 2005, the Financial Accounting Standards Board (FASB) ratified the consensus of the Emerging Issues Task Force (EITF) Issue 04-06 that stripping costs incurred during the production phase of a mine are variable costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company will utilize this accounting policy for stripping costs incurred in its mining operations where applicable.

Closure, Reclamation and Remediation Costs. Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities. The Company will periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

Estimated costs associated with closure, reclamation and environmental reclamation the Company’s properties will be reflected in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted.

Property Evaluations and Impairment of Long-Lived Assets. The Company will review and evaluate the carrying amounts of its mining properties and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property or asset will be calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value. Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets.

Revenue Recognition. The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Stock-Based Compensation and Equity Transactions. We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008 and has determined that its adoption has had no effect on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believe this Statement will have no impact on the financial statements of the Company once adopted.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the

Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

PART II - FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS

Our fiscal year end is March 2009. We will provide audited financial statements to our stockholders on an annual basis. Our consolidated audited financial statements for the fiscal years ended March 31, 2009 follow. These financial statements include as well, accumulated costs from inception on April 2, 2007 to March 31, 2009

Skyhigh Resources, Inc.
(A Exploration Stage Company)
Financial Statements with
Report of Independent Registered Public Accounting Firm
March 31, 2009

F.1

MOORE & ASSOCIATES, CHARTERED
     ACCOUNTANTS AND ADVISORS
                       PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skyhigh Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Skyhigh Resources, Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009 and the period April 2, 2007 through March 31, 2008 and since inception on April 2, 2007 through March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyhigh Resources, Inc. (An Exploration Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009 and the period April 2, 2007 through March 31, 2008 and since inception on April 2, 2007 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no business operations to date and must secure additional financing to commence the Company’s plan of operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 7, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Skyhigh Resources, Inc
(An Exploration Stage Company)
Balance Sheets

	At	At
	March 31, 2009	March 31, 2008
	$	$

ASSETS

Current Assets
	312	-
Cash

Total Current Assets	312	-
Other Assets
Mining Property – at cost (Note 4)		20,000

Total Other Assets		20,000

Total Assets	312	20,000

LIABILITIES & SHAREHOLDERS EQUITY
Current
Accrued Expenses	3,500	3,500
Accounts Payable	14,372	3.972
Loans Payable (Note 5)	8,158
Total Liabilities	26,030	7,472

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,760,000 common shares	1,760	1,760
Additional paid-in capital	21,240	21,240

Deficit Accumulated During the Exploration Stage	(48,718)	(10,472)
Total Shareholders’ Equity	(25,718)	(12,528)

Total Liabilities and Stockholders’ Equity	312	20,000

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc
(An Exploration Stage Company)
Statements of Operations

			Cumulative
		Period from	amounts from
		Inception April 2,	Date of Inception
	Year Ended	2007 to	April 2, 2007 to
	March 31, 2009	March 31, 2008	March 31, 2009
	$	$	$
Revenue	-	-	-

Expenses
Organizational costs		1,500	1,500
Office and Administration	2,018	1,500	3,518
Consulting Fees	8,232	3,972	12,204
Audit Fees	5,000	3,500	8,500
Filing Fees	2,838	-	2,838
Impairment Expense- Mining Claim	20,000	-	20,000
Asset
	(38,088)	(10,472)	(48,560)

Net Loss from Operations	(38,088)	(10,472)	(48,560)

Other Income
Interest	-	-	-
Other Expense
Interest	158	-	158
Provision for Income Taxes	-	-	-

Net Loss For The Period	(38,246)	(10,472)	(48,718)

Basic And Diluted Loss Per Common	(0.02)	(0.005)	(0.028)
Share

Weighted Average Number of Common	1,760,000	1,760,000	1,760,000
Shares Outstanding

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
			amounts
		Period from	from Date of
		Inception	Incorporation
	Year Ended	April 2, 2007 to	April 2, 2007 to
	March 31, 2009	March 31, 2008	March 31, 2009
Operating Activities	$	$	$

Net Income (Loss)		(10,472)	(48,718)
	(38,246)
Less: Net Income (Loss) from Discontinued
Operations
		(10,472)
Net Income (Loss) from Continued Operations			(48,718)
	(38,246)
Adjustments To Reconcile Net Loss To Net
Cash
Provided by Operations	-	-	-
Stock issued for Management	-	1,500	1,500
Stock issued in Organization costs	-	1,500	1,500
Stock Issued for mining property	-	20,000	20,000
Changes in Assets and Liabilities
(increase)decrease in accounts receivable	-	-	-
(increase)decrease in accounts payable	10,400		17,872
(increase)decrease in accrued liabilities
Net Cash Provided (Used) by Continuing Operatin		12,528
Activities	(27,846)		(32,154)
Investing Activities
Mining Property	20,000	-	20,000
Net Cash Provide (Used ) by Investing Activities	20,000	-	20,000
Financing Activities
Loans form unrelated parties	(8,158)	-	(8,158)
Net Cash Provide (Used ) by Financing Activities	(8,158)	-	(28,158)
Increase (Decrease) in Cash from Continuing
Operations
Cash and Cash Equivalents at Beginning of			-
Period
Cash and Cash Equivalents at End of Period	312	-	312
Supplemental Information
Cash Paid For:
Interest	-		-
Income Taxes	-		-

Non-Cash Activities
Stock issued for services	3,000	3,000	3,000
Stock Issued for mining claims	20,000	20,000	20,000

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc
(An Exploration Stage Company)
Statements of Stockholders’ Equity
March 31, 2009

				Deficit
		Capital Stock		Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$

Balance Forward	0				0
December 2007
Shares issued for cash at	1,500,000	1,500	-		1,500
$0.001
December 2007
Shares issued for debt at	60,000	60	1,440		1,500
$0.025
January 2008
Shares issued for mining
property at $0.10	200,000	200	19,800		20,000

Deficit for Period ended
March 31, 2008				(10,472)	(10,472)
	1,760,000	1,760	21,240		12,528
Deficit for Period ended
March 31, 2009				(38,246)	(38,246)

Balance March 31, 2009	1,760,000	1,760	21,240	(48,718)	(25,718)

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2009

1.      NATURE AND CONTINUANCE OF OPERATIONS

a)      Organization

The Company was incorporated in the State of Delaware, United States of America on April 2, 2007. The Company’s year-end is March 31.

b)      Exploration Stage Activities

The Company is in the exploration stage and has not yet realized any revenues from its planned operations. The Company’s business plan is to acquire mining properties in Canada while remaining open to the acquisition of other base and precious metal property opportunities worldwide. In January 2008 the Company acquired a Gold and Silver mining property located on the Fraser River 42 kilometres (26 miles) northwest of Quesnel, British Columbia, Canada, further described as the River Bend Property.

Based upon the Company's business plan, it is a exploration stage enterprise. Accordingly, the Company presents its financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America that apply in establishing operating enterprises. As a exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

a)      Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)      Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)      Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)      Basic and Diluted Loss Per Share (continued)

Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)      Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)      Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)      Currency

The functional currency of the Company is the United States Dollar.

g)      Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

h)      Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

i)      Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j)      Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and

j)      Recent Accounting Pronouncements –cont’d

valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

j)      Recent Accounting Pronouncements –cont’d

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows. In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial

j)      Recent Accounting Pronouncements –cont’d

statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008 and has determined that its adoption has had no effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has adopted this statement March 1, 2008, and it adoption has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial

j)      Recent Accounting Pronouncements –cont’d

interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

k)      NOTE F - SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (Issued 8/01)

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company management has reviewed its mining property for impairment and has determined that the adoption of SFAS No. 144 requires that as no production has occurred and none being planned for the next 12 months, the Company fully impair the property, resulting in a write down of $20,000 being 100% of the book value.

l)      Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2008

m)      Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

3.      BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and must secure additional financing to commence the Company’s plan of operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company.

4.      MINING PROPERTY

The Company has acquired gold and silver mining property located along the Fraser River, located approximately 42 kilometres (26 miles) northwest of Quesnel, British Columbia. The property is comprised of one claim; tenure number 594824, covering approximately 483 hectares (1,193 acres). The property is of interest as it adjoins property that has been drilled and has shown results that warrant additional exploration. We purchased a 75% undivided interest in this claim from Riverbend Gold Corp for $20,000.

4.      MINING PROPERTY (Cont’d)

The vendor elected to accept full payment of the $20,000 by the issuance of 200,000 shares of common stock of the Company at $0.10 per share. As our funding was delayed in 2008, we negotiated a no cost amendment to the Purchase Agreement, which changed the work program. To maintain ownership, the Company will now be required to spend on exploration activities, C$120,000 (US$97,000) during the period commencing June 1, 2008 and ending October 31, 2010 and a further C$120,000 (US$97,000) during the period commencing November 1, 2010 ending December 31, 2011. The vendor will retain a 5% net smelter return royalty interest on any mineral recoveries.

As a requirement of NOTE F - SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (Issued 8/01), the Company is required periodically to review its long-lived assets and certain identifiable intangibles held and used by an entity, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has reviewed its mining property asset for impairment and has determined that the adoption of SFAS No. 144 requires that as no production has occurred and none is being planned for the next 12 months, the Company fully impair the property, resulting in a write down of $20,000 being 100% of the book value.

5.      LOANS PAYABLE – UNRELATED PARTIES

Loans Payable to unrelated parties accrue interest at the annual rate of 8% per annum. At March 31, 2009 the amount owing amounted to about $8,158 including accrued interest. This loan is payable December 31, 2010

6.      INCOME TAXES

The Company is subject to United States federal income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s has no deferred tax assets at this time.

Income taxes at the statutory rate will be re reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating	(15%)
loss carry forward
Deferred income tax valuation allowance	15%
Actual tax rate	0%

7.      STOCKHOLDERS NOTE

Our Articles of Incorporation authorized us to issue up to 50,000,000 shares of par value $0.001 per share common stock. As of March 31, 2009 a total of 1,760,000 shares of common stock issued and outstanding, made up of the following issuances.

In December 2007 we issued 1,500,000 @ $0.001 to our President and Director, Mr. Trevor Blank for services rendered.

In December 2007 we issued 30,000 each @ $0.025 per share in aggregate 60,000 shares of common stock to two consultants in payment of debt in the amount of $1,500 incurred for organization expenses.

On January 20, 2008 we issued 200,000 restricted common shares valued at $0.10 a share, ($20,000) for acquisition of our Riverbend mineral claims.

          In October 2008 the Company filed an S-1 Registration Statement with the US Securities and Exchange Commission which offered up to 1,000,000 shares of the Company’s common stock for sale for cash at $0.025 per share. On March 25, 2009 the S-1 Registration Statement became effective. The offering remains open and unsold at the time of this filing.

8.           SUBSEQUENT EVENTS

On June 4th, 2009 the Company purchased a mineral property located near Strohn Creek, BC from Resource Group Inc by the issuance of 250,000 shares of Skyhigh Resources common stock. The shares received in this transaction will be distributed to the shareholders of the Resource Group Inc on a pro-rata basis.

ITEM 8. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Trevor Blank.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON EFFECTIVE CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, the Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls are ineffective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting purposes accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transaction; providing reasonable assurance that transactions are recorded as necessary for preparations of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2009. There where no changes in our internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

PART III

MANAGEMENT

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, and director nominees.

Name	Age	Position
		President, Chief Executive Officer, Chief
Trevor Blank	60	Financial Officer, Secretary and Director

Trevor Blank

Between the periods commencing September 2004 to the current date, our President Mr. Trevor Blank has been the owner and general manager of The Foothills Group; a state of Oregon sole proprietorship engaged in business development. During this period he provided business consulting services to various private and public companies to develop and expand their business opportunities. Prior to September 2004, (from Sept 2002 to Sept 2004) Mr. Blank was residential construction manager for GHO Homes Inc. GHO Homes Inc, is a major developer of residential housing, under Mr. Blank’ guidance the build rate of new homes increased from one house per week to four houses per week. For the ten years prior to Sept 2002, Mr. Blank was owner/manager of Equity Builders Inc, a building construction firm engaged in building and restoration of commercial structures, including buildings on the National Historical Register. Within these periods, Mr. Blank did volunteer work in fire fighting, search and rescue, including teaching of fire and rescue techniques in Anguilla British West Indies. He currently holds the American Red Cross certification for Shelter Operations and Mass Care.

All directors are elected annually by our shareholders and hold office until the next annual meeting. Each officer holds office at the pleasure of the board of directors.

CODE OF ETHICS

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that normally adopting a written code of ethics would benefit the shareholders.

DIRECTOR INDEPENDENCE

At this time the Company does not have a policy that it’s directors or a majority be independent of management as the Company has at this time only two directors. It is the intention of the Company to implement a policy that a majority of the Board member be independent of the Company’s management as the member’s of the board of director’s increases. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

COMMITTEES

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation. We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues since we changed our business model to exploration activities.

Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

SHAREHOLDER COMMUNICATIONS

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

BOARD OF DIRECTOR MEETINGS

No formal Board of Directors meetings were held during the year ended March 31, 2009. The Board of Directors performs it meeting functions on specific matters by telephone conference on an as required basis.

ANNUAL SHAREHOLDER MEETINGS

We have not yet held an annual shareholders meeting.

LEGAL MATTERS

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

  involvement in any bankruptcy;
  involvement in any conviction in a criminal proceeding;
  being subject to a pending criminal proceeding;
  being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2009.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Trevor Blank, President CEO & CFO/Director	2008	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its executive officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this filing for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 1,760,000 common shares issued and outstanding.

Name and Address Beneficial Owner (1)	No. Of Shares Before Offering	No. Of Shares After Offering	Percentage Before Offering based on 1,760,000 issued	Ownership After Offering based on 2,760,000 issued

Trevor Blank 859 S. Haskell, Central Point, OR 97502	1,500,000	1,500,000	85.23%	54.34%
Riverbend Gold Corp	200,000	200,000	11.36%	7.25%

All 5% holders, Officers and Directors as a Group	1,700,000	1,700,000	96.59%	61.59%

(1) Each of the persons named above may be deemed to be a "parent" and “promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

3.1	Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007*

99.2	Geologist Report*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer**

32.1	Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer**

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.

** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates Chartered, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March 31, 2009

Audit fees	$5,000
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYHIGH RESOURCES, INC.

By: /s/ Trevor Blank
Trevor Blank
Chief Executive Officer, Chief Financial Officer, Secretary and Director

In accordance with the requirements of the Securities Act, this Prospectus has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

Chief Executive Officer, Chief
Financial Officer, Secretary,
/s/ Trevor Blank	Director	July 10, 2009
Trevor Blank	(Principal Executive Officer)