Form 10-Q
period 2009-06-30
Skyhigh Resources Inc
filed 2009-08-10
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]     Accelerated filer [   ]     Non-accelerated filer [ ]     Smaller reporting company[ x ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ x ] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of March 31, 2009: $ $0.00 based on common shares outstanding of 3,060,006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,010,006 shares of Common Stock, $0.001 par value, as of August 7, 2009

 Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Skyhigh Resources, Inc
(A Exploration Stage Company)
Financial Statements
June 30, 2009

Skyhigh Resources, Inc
(An Exploration Stage Company)
Balance Sheets

	At June	March
	30, 2009	31, 2009
	(Unaudited)	(Audited)

	$
ASSETS
Current Assets	264	312
Total Current Assets	264	312

Other Assets
Mining Property – at cost (Note 4)	25,006	-

Total Other Assets	25,006	-
Total Assets	25,270	312

LIABILITIES & SHAREHOLDERS EQUITY
Current
Accrued Expenses	1,500	3,500
Accrued Payable	8,599	14,372
Loans Payable – Others – (Note 5)	-	8,158
Total Current Liabilities	10,099	7,472

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
50,000,000 common shares, par value $0.001 per
share
Issued and outstanding:
3,600,000 common shares	3,010	1,760
Additional paid-in capital	69,996	21,240

Deficit Accumulated During the Exploration Stage	(57,835	(48,718)
Total Shareholders’ Equity	(15,171)	25,718

Total Liabilities and Stockholders’ Equity	25,270	312

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			Amounts from
	3 Month	3 Month	Date of
	Period Ending	Period Ending	Incorporation
	June 30, 2009	June 30, 2008	April 2, 2007 to
	(Unaudited)	(Not Available)	June 30, 2009
			(Unaudited)
	$	$	$
Revenue
Income	-	-	-
Expenses
Organizational costs	-	-	1,500
Office and Administration	48		3,566
Legal and Consulting Fees	4,800	-	17,004
Audit and Accounting Fees	1,500	-	10,000
Filing Fees	2,639		5,478
Impairment Expense-Mining Claim			20,000
	(8,987)	-	(57,547)

Net Loss from Operations	(8,987)	-	(57,547)

Other Income
Interest Income	-	-	-
Other Expense
Interest	130	-	288
Provision for Income Tax	-	-	-

Net Loss For The Period	(9,117)		(57,835)

Basic And Diluted Loss Per Common Share	(0.003	-	(0.012)

Weighted Average Number of Common	3,010,006	-	3,010,006
Shares Outstanding

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative Amounts
			from Date of
	3 Month	3 Month	Incorporation
	Period Ending	Period Ending	April 2, 2007 to
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Not Available)	(Unaudited)
Operating Activities	$	$	$
Net Income (Loss)	(9,117)	-	(57,835)
Less: Net Income (Loss) from Discontinued	-	-
Operations			-
Net Income (Loss) from Continued Operations	(10,129)		(57,835)
Adjustments To Reconcile Net Loss To Net
Cash
Provided by Operations	-	-	-
Stock Issued for Management services	-	-	1,500
Stock Issued for Organization costs			1,500
Stock Issued for Mining Property	25,006	-	45,006
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in deposits	-	-	-
Increase (decrease) in accounts payable	(5,773)		8,599
Increase (decrease) in accrued expenses	(2,000)	-
			1,500
Net Cash Provided (Used) by Continuing Operating	8,116		270
Activities
Investing Activities
Mining Property	(25,006)	-	(25,006)

Net Cash Provided (Used) by Investing	(25,006)		(25,006)
Activities
Financing Activities
Cash provided (Used) for loans payable	(8,158)	-	-
Cash Received from issuance of stock	25,000	-	25,000
Net Cash Provided (Used) by Financing		-
Activities	18,842		25,000
Increase (Decrease) in Cash from Continuing	(48)	-	264
Operations
Cash and Cash Equivalents at Beginning of	-	-	-
Period
Cash and Cash Equivalents at End of Period	264	-	264
Supplemental Information
Cash Paid For:

Interest	-	-	-
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services			3,000
Stock issued for Subscriptions	25,000		25,000
Stock Issued for mining claims	25,006		45,006

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc
(An Exploration Stage Company)
Statements of Stockholders’ Equity
June 30, 2009

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$

Balance Forward	0				0
December 2007
Shares issued for cash at	1,500,000	1,500	-		1,500
$0.001
December 2007
Shares issued for debt at	60,000	60	1,440		1,500
$0.025
January 2008
Shares issued for mining
property at $0.10	200,000	200	19,800		20,000
	1,760,000	1,760	21,240		23,000
Deficit for Period ended
March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	1,760,000	1,760	21,240		12,528
Deficit for Period ended
March 31, 2009				(38,246)	(38,246)
Balance March 31, 2009	1,760,000	1,760	21,240	(48,718)	(25,718)
June 2009
Shares issued for mining
property @$0.10	250,006	250	24,756		25,006
Shares issued for
Subscriptions @$0.025	1,000,000	1,000	24,000		25,000
	3,010,006	3,010	69,996		24,288
Deficit for Period ended
June 30, 2009				(9,117)	(9,117)
Balance June 30, 2009	3,010,006	3,010	69,996		(15,171)

The accompanying notes are an integral part of these Financial Statements

Skyhigh Resources, Inc.
(An Exploration Stage Company)
Notes To Financial Statements
June30, 2009

1	BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of Skyhigh Resources Inc (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s audited March 31, 2008 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 audited financial statements.

The information as of March 31, 2008 is taken from the audited financial statements of this date.

2	SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2008, the Company had $264 in U.S. funds on deposit in a business bank account, which are not insured by agencies of the U.S. Government.

3	BASIS OF PRESENTATION – GOING CONCERN

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

4	MINING PROPERTY

The Company has acquired gold and silver mining property located along the Fraser River, located approximately 42 kilometres (26 miles) northwest of Quesnel, British Columbia. The property is comprised of one claim; tenure number 594824, covering approximately 483 hectares (1,193 acres). The property is of interest as it adjoins property that has been drilled and has shown results that warrant additional exploration. We purchased a 75% undivided interest in this claim from Riverbend Gold Corp for $20,000. The vendor elected to accept full payment of the $20,000 by the issuance of 200,000 shares of common stock of the Company at $0.10 per share. As our funding was delayed in 2008, we negotiated a no cost amendment to the Purchase Agreement, which changed the work program. To maintain ownership, the Company will now be required to spend on exploration activities, C$120,000 (US$97,000) during the period commencing June 1, 2008 and ending October 31, 2010 and a further C$120,000 (US$97,000) during the period commencing November 1, 2011 ending December 31, 2011. The vendor will retain a 5% net smelter return royalty interest on any mineral recoveries.

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

In June 2009 the Company issued 250,006 shares at $0.10 per share for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. One hundred percent (100%) of the property has been acquired by the Company from the previous owner. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. A geologist was engaged by the Company to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral

5	LOANS PAYABLE - OTHERS

Loans Payable to unrelated parties accrued interest at the annual rate of 8% per annum. At March 31, 2009 the amount owing amounted to about $8,158 including accrued interest. This loan is payable December 31, 2010.

During the period ended June 30, 2009, the Company discharged the debt in full by converting the loan into shares at a price of $0.025 per share.

6.	INCOME TAXES

The Company is subject to United States federal income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s has no deferred tax assets at this time.

Income taxes at the statutory rate will be re reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating	(15%	)
loss carry forward
Deferred income tax valuation allowance	15%
Actual tax rate	0%

7.	STOCKHOLDERS NOTE

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

In June 2009 we issued 250,006 restricted common shares valued at $0.010 per shares ($25,006) for acquisition of a mining property

In June 2009 we issued 1,000,000 unrestricted common shares registered with the US Securities and Exchange Commission valued a t$0.025 per shares for cash and debt reduction.

In October 2008 the Company filed an S-1 Registration Statement with the US Securities and Exchange Commission which offered up to 1,000,000 shares of the Company’s common stock for sale for cash at $0.025 per share. On March 25, 2009 the S-1 Registration Statement became effective. The offering was fully subscribed for during this period.

8.	SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Skyhigh Resources Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 1791 Marcy Lynn Court, San Jose , California 94124. Our telephone number is 408 239 4080. We are an exploration stage Company with no revenues and have a limited operating history. Our fiscal year end is March

Management's Discussion and Analysis of Financial Condition and Results of Operations

Eleven month period ended March 31, 2008

The 11 moths from April 2, 2007, our incorporation date to March 31, 2008 were spent in the organization of the Company and Company set-up.

We had no revenues during this period.

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

Results of Operations for the Year Ended March 31, 2008

During this period ending March 31, 2008, we incurred losses totalling $10,472. This total comprised $1,500 for management and office facilities, $1,500 for organization cost, $3,972 for ongoing preparation of our S–1 registration statement including $2,500 for legal fees and we accrued $3,500 for financial statement audits. The Company was formed on April 2, 2007 therefore no comparable period is available.

Year ended March 31, 2009

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and if we are able to sell all the underlying common stock by June 30, 2009, we will raise a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009.and qualified 1,00,000 shares of the Company’s common stock, in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

During the year ended March 31, 2009 we did not conducted any exploration on Fraser River Bend claim (“River Bend Property”), which is located in the Province of British Columbia, Canada. The River Bend Property consists of an area of approximately 1,193 acres (483 hectares) located 42 kilometres (26 miles) northwest of Quesnel, British Columbia.

Results of Operations for the Year Ended March 31, 2009.

No Comparisons are available as the previous period ended March 31, 2008 included only the eleven month period from April 2, 2007 to March 31, 2008.

We had no revenues during the year ended March 31, 2009

Costs incurred during the for the Year Ended March 31, 2009 totalling $18,246 were comprised of office and administration cost amounting to $2,017, legal and consulting cost amounting to $8,232 for the writing of the S-1 Registration Statement, Audit fees amounting to $5,000, filing fees amounting to $2,838 and interest cost totalling $158.

Three month period ended June 30, 2009

On June 4, 2009 the Company negotiated the purchase of an additional mining property. The price of the property was $25,006. We issued 250,006 shares at $0.10 per share as full payment for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project located approximately 35 kilometres east of Stewart, British Columbia. One hundred percent (100%) of the property has been acquired by the Company from the previous owner. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). A geologist was engaged by the vending Company to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral

In June 2009 we issued 1,000,000 unrestricted common shares a t$0.025 per shares, which had been registered on an S-1 filed with the US Securities and Exchange Commission on March 25, 2009. The sale raised $25,000, which was used to repay loans, accounts payable debt and administrative activities incurred for the S-1 preparation and filing costs.

Results of Operations for the Three month period ended June 30, 2009

No Comparisons are available for the period ended June 30, 2008.

Costs incurred during the for the three month period ended June 30, 2009 totalling $9,117 were comprised of office and administration cost amounting to $48, legal and consulting cost amounting to $4,800, Audit fees amounting to $1,500, filing fees amounting to $2,639 and interest cost totalling $130.

We had no revenues during the year ended June 30, 2009

Cumulative amounts from date of inception April 2, 2007 to June 30, 2009

For the period from inception, April 2, 2007 to June 30, 2009 we incurred losses totalling $57,835 comprised of $1,500 spent on corporate Organizational cost, $3,566 spent on Office and Administration, $17,004 spent for Legal and Consulting Fees, $10,000 spent on Audit and accounting fees, filing fees amounting to $5,478, impairment expense costs of our Riverbed mining claims and $288 on loan interest.

Selected Financial Information

June 30, 2009
Current Assets	$264
Other Assets	$25,006
Total Assets	$25,270
Current Liabilities	$10,099
Stockholders' Equity	$(15,171)

Plan of Operations

We have no plans to conduct mineral exploration activities on the River Bend Claims until 2010. These exploration activities will be undertaken in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of gold, silver and other minerals. We have not, nor has any predecessor identified any commercially exploitable reserves of these or other minerals on the Company’s mineral claims.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $264

We are an exploration stage company and during the period from inception, April 2, 2007 to June 30, 2009 we have generated no revenue.

We completed the sale of these securities in June 2009 sell all the securities offered in this prospectus, the cash raised was $25,000. While this cash was used to pay the cost of the S-1 registration preparation and filing, and office and administrative expenses, we have a commitment of sufficient funds to cover our limited levels of operations. Any shortfalls to fund operating costs will be covered by management or by sale of equity securities, although no agreements are in place to assure this will occur.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2009 our Registration Statement on Form S-1, commission file number 333-153863, became effective and qualified under Rule 144 for the sale of 1,000,000 shares of the Company’s common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. The offering was fully subscribed by June 25, 2009 raising a total of $25,000. There were no underwriters for this offering.

The following table notes the use of proceeds for actual expenses incurred for our account from October 6, 2008 to March 25, 2009

Proceeds from Sale of Common Stock	$25,000
Expenses
Legal Counsel and Auditor	15,000
Mining Claims fees	2,700
Operations and Administration Expenses	7,300
Total	$25,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION None ITEM 6. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

3.1	Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007*

99.2	Geologist Report*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer**

32.1	Section 1350 Certification by the Principal Executive Officer**

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYHIGH RESOURCES, INC.

SIGNATURE	TITLE	DATE

Chief Executive Officer, Chief
Financial Officer, Secretary,
/s/ Trevor Blank	Director	August 10, 2009
Trevor Blank	(Principal Executive Officer)