Form 10-Q
period 2009-09-30
TOA Distribution Systems Inc.
filed 2009-11-23
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

TOA DISTRIBUTION SYSTEMS INC.
(Exact Name of Registrant as Specified in its Charter)

SKYHIGH RESOURCES, INC.
Formerly known as

Delaware	26-2746101
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1791 Marcy Lynn Court
San Jose, CA 95124
(Address of Principal Executive Offices) (Zip Code)

859 South Haskell, Central Point, OR 97502
Former address

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Aggregate Market Value as of March 31, 2009: $ $0.00 based on common shares outstanding of 47,100,06006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of November 23, 2009

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Financial Statements
September 30, 2009

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Balance Sheets

	At September	March
	30, 2009	31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets	$1,961	$312
Total Current Assets	1,961	312

Other Assets
Distribution Agreement (Note 4)	42,500	-
Total Other Assets	42,500	-
Total Assets	$44,461	$312

LIABILITIES & SHAREHOLDERS EQUITY
Current Assets
Accrued Expenses	$1,500	$3,500
Accounts Payable	573	986
Loans Payable - Related Parties (Note 5)	12,016	13,386
Loans Payable – Others (Note 6)	3,779	8,158
Total Current Liabilities	17,868	26,030

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 250,000,000 common shares and 10,000,000
preferred shares, par value $0.001 per share
Issued and outstanding at September 30, 2009 and March 31, 2009
47,100,060 and 17,600,000 common shares respectively	47,100	17,600
Additional paid-in capital	68 406	5,400

Deficit Accumulated During the Exploration Stage	(88,913)	(48,718)
Total Shareholders’ Equity	26,593	(25,718)

Total Liabilities and Stockholders’ Equity	$44,461	$312

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company Statements of Operations

					Cumulative
	3 Months	3 Months	6 Month	6 Month	Amounts from
	Period Ending	Period Ending	Period Ending	Period Ending	Date of
	September 30,	September 30,	September 30,	September 30,	Incorporation
	2009	2008	2009	2008	April 2, 2007 to
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	September 30,
					2009
					(Unaudited)
Revenue
Income	$-	$-	$-	$-	$-
Expenses
Organizational costs	-	-	-	-	1,500
Office and Administration	92	70	1,970	70	3,658
Legal and Consulting Fees	1,650	4,192	6,450	4,192	18,654
Audit and Accounting Fees	1,500	-	3,000	-	11,500
Filing Fees	2,830	-	3,639	-	8,307
Impairment Expense-Mining Claim	25,006	-	25,006	-	45,006
Total Expenses	(31,078)	(4,262)	(40,065)	(4,262)	(88,625)

Net Loss from Operations	(31,078)	(4,262)	(40,065)	(4,262)	(88,625)

Other Income
Interest Income	-	-	-	-	-
Other Expense
Interest	-	-	130	-	288
Provision for Income Tax	-	-	-	-	-

Net Loss For The Period	$(31,078)	$(4,262	$(40,195)	$(4,262)	$(88,913

Basic And Diluted Loss Per Common	(0.0009)	(0.002)	(0.0014)	(0.0002)
Share
Weighted Average Number of Common	35,766,727	17,600,000	28,766,707	17,600.000
Shares Outstanding

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Statements of Cash Flows

	6 Month	6 Month	Cumulative Amounts
	Period Ending	Period Ending	from Date of
	September 30,	September 30,	Incorporation
	2009	2008	April 2, 2007 to
	(Unaudited)	(Unaudited)	September 30, 2009
			(Unaudited)
Operating Activities
Net Income (Loss)	$(40,195)	$(4,262)	$(88,913)
Less: Net Income (Loss) from Discontinued Operations	-	-	-
Net Income (Loss) from Continued Operations	(40,195)	(4,262)	(88,913)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Management services	-	-	1,500
Stock Issued for Organization costs	-		1,500
100 % Impairment of mining Property	25,006		45,006
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in deposits	-	-	-
Increase (decrease) in loans and accounts payable	(1,783)	(1,808)	12,589
Increase (decrease) in accrued expenses	(2,000)	-	1,500
Net Cash Provided (Used) by Continuing Operating
Activities	(18,972)	(6,070)	(26,818)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided (Used) for loans payable	(4,379)	7,000	3,779
Stock Issued for Accounts Payable	8,287	-	8,287
Stock Issued for Loans Payable	10,713		10,713
Stock Issued for Cash	6,000		6,000
Net Cash Provided (Used) by Financing Activities	20,621	7,000	28,779
Increase (Decrease) in Cash from Continuing Operations	1,649	930	1,961
Cash and Cash Equivalents at Beginning of Period	312	-	-
Cash and Cash Equivalents at End of Period	$1,961	$930	$1,961
Supplemental Information
Cash Paid For:
Interest	$130	$-	$288
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Loans and Accounts Payable	8,287	-	8,287
Stock issued for Accounts Payable	10,713		10,713
Stock Issued for mining claims	25,006	-	45,006
Stock Issued for Distribution Agreement	42,500	-	42,500

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Statements of Stockholders’ Equity
September 30, 2009

				Deficit
		Capital Stock		Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Balance Forward	0				0
December 2007
Shares issued for cash at $0.0001	15,000,000	1,500	-		1,500
December 2007
Shares issued for debt at $0.0025	600,000	600	900		1,500
January 2008
Shares issued for mining property at $0.01	2,000,000	15,500	4,500		20,000

Deficit for Period ended March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400		12,528
Deficit for Period ended
March 31, 2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
June 2009
Shares issued for mining property @$0.01	2,500,060	2,500	22,506		25,006
June 2009
Shares issued for Loans Payable @$0.0025	3,315,000	3,315	4,972		8,287
June 2009
Shares issued for Cash @$0.0025	2,400,000	2,400	3,600		6,000
June 2009
Shares issued for Accounts Payable @$0.0025	4,285,000	4,285	6,428		10,713
Deficit for 3 months ended June 30, 2009				(9,117)	(9,117)
Balance June 30, 2009	30,100,060	47,100	68,406	(57,835)	15,171
September 2009
Shares Issued for Sub-Distribution Agreement
@$0.0025	17,000,000	17,000	25,500		42,500
Deficit for 3 months ended September 30, 2009				(31,078)	(31,078)
Balance September 30, 2009	47,100,000	47,100	68,406	(88,913)	26,593

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes To Financial Statements
September 30, 2009

1.           BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of the Company, necessary to fairly present the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s audited March 31, 2009 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2009 audited financial statements.

The information as of March 31, 2009 is taken from the audited financial statements of this date.

In August 2009 the Company changed its name to TOA Distribution Systems Inc, (formerly know as Skyhigh Resources Inc). The Company also resolved to make a change to its corporate focus, moving from mining and exploration into bottled drinking water distribution. We will be actively pursuing sales opportunities for the mineral properties.

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water. The water product is made from desalinated seawater, is filtered through coral calcium and will be further enhanced by the addition of electrolytes.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and must secure additional financing to commence the Company’s plan of operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

2.           SIGNIFICANT ACCOUNTING POLICIES

Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2008, the Company had $1,961 in U.S. funds on deposit in business bank accounts, which are not insured by agencies of the U.S. Government.

3.           MINING PROPERTY

The Company has acquired a 75% undivided interest in a gold and silver mining property located along the Fraser River, located approximately 42 kilometres (26 miles) northwest of Quesnel, British Columbia. The property is comprised of one claim; tenure number 594824, covering approximately 483 hectares (1,193 acres). The property is of interest as it adjoins property that has been drilled and has shown results that warrant additional exploration. To maintain ownership, the Company will now be required to spend on exploration activities, C$120,000 (US$112,076) during the period commencing June 1, 2008 and ending October 31, 2010 and a further C$120,000 (US$112,076) during the period commencing November 1, 2011 ending December 31, 2011. The vendor will retain a 5% net smelter return royalty interest on any mineral recoveries.

3.           MINING PROPERTY –(Continued)

In June 2009 the Company issued 2,500,060 post roll-forward shares at $0.01 per share for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. A geologist was engaged by the vendor to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its mining assets require impairment. As no production has occurred and none is being planned for the next 12 months, and the Company has made a decision to shift its activities from mining exploration to bottled water distribution. As a result of these conditions, the Meziadin Lake mining property has been 100% impaired in this quarter. In June 2009 the company fully impaired its mining property located near Quesnel, British Columbia. The total impairment cost for these two mining properties totals $45,006.

Due to the change of business direction from mining and exploration, the Company is planning to divest itself of these mining properties.

4.           SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production, which is planned for January 2010. Payment for the Agreements cost of $42,500 was fully paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock at $0.0025

5.           LOANS PAYABLE – RELATED PARTIES

Loans Payable to related parties amounted to $12,016. This amount is payable on demand and carrys no interest.

6.           LOANS PAYABLE - OTHERS

Loans Payable to unrelated parties amounting to $3,779 are without interest. Commencing October 1, 2009, outstanding amounts will accrue interest at the annual rate of 8% per annum.

7.           INCOME TAXES

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

8.           STOCKHOLDERS NOTE

               At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company’s name to TOA Distribution Systems Inc, increased the authorized capital to 260,000,000 consisting of 250,000,000 common shares at par value $0.001 and 10,000,000 preferred shares at par value $0.001 and approved a 10 for 1 roll forward dividend on the outstanding shares.

9.           SUBSEQUENT EVENTS

None as at September 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

TOA Distribution Systems Inc (formerly Skyhigh Resources Inc) (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 1791 Marcy Lynn Court, San Jose , California 94124. Our telephone number is 408 239 4080. We are an exploration stage Company with no revenues and have a limited operating history. Our fiscal year end is March

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Six month period ended September 30, 2009

On June 4, 2009 the Company negotiated the purchase of an additional mining property. The price of the property was $25,006. We issued 250,006 shares at $0.10 per share as full payment for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project located approximately 35 kilometres east of Stewart, British Columbia. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). A geologist was engaged by the vending Company to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its mining assets require impairment. As no production has occurred and none is being planned for the next 12 months, and the Company has made a decision to shift its activities from mining exploration to bottled water distribution. As a result of these conditions, the Meziadin Lake mining property has been 100% impaired in this quarter. In June 2009 the company fully impaired its mining property located near Quesnel, British Columbia. The total impairment cost for these two mining properties totals $45,006.

In June 2009 we issued 1,000,000 unrestricted common shares a t$0.025 per shares, which had been registered on an S-1 filed with the US Securities and Exchange Commission on March 25, 2009. The sale raised $25,000, which was used to repay loans, accounts payable debt and administrative activities incurred for the S-1 preparation and filing costs.

On August 13, 2009 we called a special meeting of the shareholder to considerer various motions. These motions included a change of the Company’s name to TOA Distribution Systems Inc, an increase in the authorized capital to 260,000,000 shares comprised of 250,000,000 common shares and 10,000,000 preferred shares, and to provide a stock dividend to the Company’s shareholders bases on 9 additional shares for each 1 share owned. An 81% majority carried the motions,

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba. The high-end water is produced from desalinated seawater, filtered through coral calcium and further enhanced by the addition of electrolytes. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production, which is planned for January 2010. Payment for the Agreements cost of $42,500 was fully paid by the issuance of 17,000,000 post divided shares of the Company’s common restricted stock at $0.0025.

The decision taken to enter into the distribution of bottled drinking water was made after consideration of the current slow market conditions in the resource industry and will be actively pursuing the sale of its two mining properties.

Results of Operations for the period ended September 30, 2009

During the three month period ended June 30, 2009 and the six month September 30, 2009 respectively, the Company had a loss of $31,078 and $40,195 respectively compared to a net loss of $4,262 and a net loss of $4,262 for the three and six month periods ended September 30, 2008. This results represents a increased net loss of $26, 816 and a net loss of $35,983 over the respective three and six month periods ended September 30, 3008. The increased loss is primarily due to the cost of impairment expense amounting to $25,006, consulting and legal fees incurred in the preparing and filing of an S-2 Registration statement.

Total operating expenses increased to $40,195 during the six -month period ended September 30, 2009 from $4,262 for the comparable period ended September 30, 2008. The increase is primarily due to the cost of impairment expense amounting to $25,006, consulting and legal fees incurred in the preparing and filing of an S-2 Registration statement.

Costs incurred during the for the three month period ended June 30, 2009 totalling $31,078 were comprised of impairment expense amounting to $25,006, office and administration cost amounting to $92, legal and consulting cost amounting to $1650, Audit fees amounting to $1,500, and filing fees amounting to $2,830.

We had no revenues during the periods ended June 30, 2009 and September 30, 2009

Cumulative amounts from date of inception April 2, 2007 to June 30, 2009

For the period from inception, April 2, 2007 to June 30, 2009 we incurred losses totalling $88,913 comprised of $1,500 spent on corporate Organizational cost, $3,658 spent on Office and Administration, $18,654 spent for Legal and Consulting Fees, $11,500 spent on Audit and accounting fees, filing fees amounting to $8,307, impairment expense costs of our Riverbed mining claims amounting to $45,006 and $288 on interest expense.

Selected Financial Information

June 30, 2009
Current Assets	$1,961
Sub-Distribution License	$42,500
Total Assets	$44,461
Current Liabilities	$17,868
Stockholders' Equity	$26,593

Plan of Operations

We have no plans to conduct exploration activities on our mineral claims as the directors have taken a decision to sell these assets.

During the next business quarter and until Taste of Aruba completes its water bottling facilities and is ready to produce and ship product, the company will be preparing its business plan for distribution of bottled water, familiarizing itself with the infrastructure and logistics required including assessing personnel needs.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $1,961

During the period from inception, April 2, 2007 to September 30, 2009 we have generated no revenue.

In June 2009 we completed the sale of 10,000,000 shares at $0.0025 per share (post roll forward), authorized in an S-2 Registration statement which became effective in March 2009. This sale of shares reduced our loans payable to unrelated parties and accounts payable and provided funds towards operations during the six months ended September 30, 2009 and have a commitment of sufficient funds to cover our limited levels of operations for the next quarter. Any funds required for other limited needs will be covered by management, by loans from unrelated parties or by the sale of equity securities, although no agreements are in place to assure this will occur. We will be attempting to raise investment funds through the sale of equity shares, to fund our entry into the water industry, although there can be assurance that we will be successful in locating purchaser for our shares.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2009 our Registration Statement on Form S-1, commission file number 333-153863, became effective and qualified under Rule 144 for the sale of 600,000 shares of the Company’s common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. The offering was fully subscribed by June 25, 2009 raising a total of $25,000. There were no underwriters for this offering.

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

3.1	Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007* Amendment to By-Laws dated August 13, 2009**

99.2	Geologist Report*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer/Chief Financial Officer**

32.1	Section 1350 Certification by the Principal Executive Officer/Chief Financial Officer **

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
** Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOA DISTRIBUTION SYSTEMS INC

SIGNATURE	TITLE	DATE

Chief Executive Officer, Chief
Financial Officer, Secretary,
/s/ Trevor Blank	Director	November 20, 2009
Trevor Blank	(Principal Executive Officer)