Form 10-Q/A
period 2009-09-30
TOA Distribution Systems Inc.
filed 2010-03-31
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

TOA DISTRIBUTION SYSTEMS INC.
(Exact Name of Registrant as Specified in its Charter)

Formerly known as
SKYHIGH RESOURCES, INC.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files). Yes [   ]     No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

Large accelerated filer  [   ]          Accelerated filer  [   ]          Non-accelerated filer [   ]          Smaller reporting company  [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter. Aggregate Market Value as of September 30, 2009:
$ $0.00 based on common shares outstanding of 47,100,060

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 47,100,060 shares of Common Stock, $0.001 par value, as of March 28, 2010

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

FINANCIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Financial Statements
September 30, 2009

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Balance Sheets

	At September	March
	30, 2009	31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets	$1,958	$312
Total Current Assets	1,958	312

Other Assets
Total Assets	$1,958	$312

LIABILITIES
Current Liabilities
Accrued Expenses	$1,500	$3,500
Accounts Payable	573	14,372
Loans Payable - Related Parties (Note 5)	15,795	8,158
Total Current Liabilities	$17,868	26,030

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 250,000,000 common shares and 10,000,000
preferred shares, par value $0.001 per share
Issued and outstanding at September 30, 2009 and March 31, 2009
47,100,060 and 17,600,000 common shares respectively	47,100	17,600
Additional paid-in capital	42 906	5,400

Deficit Accumulated During the Development Stage	(105,916)	(48,718)
Total Shareholders’ Equity	(15,910)	(25,718)

Total Liabilities and Stockholders’ Equity	$1,958	$312

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Statements of Operations

					Cumulative
	3 Months	3 Months	6 Month	6 Month	Amounts from
	Period Ending	Period Ending	Period Ending	Period Ending	Date of
	September 30,	September 30,	September 30,	September 30,	Incorporation
	2009	2008	2009	2008	April 2, 2007 to
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	September 30,
					2009
					(Unaudited)
Revenue
Income	$-	$-	$-	$-	$-
Expenses
Organizational costs	-	-	-	-	1,500
Office and Administration	1,963	70	2,011	70	5,529
Legal and Consulting Fees	1,650	4,192	6,450	4,192	18,654
Audit and Accounting Fees	1,500	-	3,000	-	11,500
Filing Fees	962	-	3,601	-	6,439
Impairment - Distribution Agreement	17,000		17,000		17,000
Impairment - Mining Claim	25,006	-	25,006	-	45,006
Total Expenses	(48,081)	(4,262)	(57,068)	(4,262)	(105,628)

Net Loss from Operations	(48,081)	(4,262)	(57,068)	(4,262)	(105,628)

Other Income
Interest Income	-	-	-	-	-
Other Expense
Interest	-	-	130	-	288
Provision for Income Tax	-	-	-	-	-

Net Loss For The Period	$(48,081)	$(4,262	$(57,198)	$(4,262)	$(105,916)

Basic And Diluted Loss Per Common Share	(0.001)	(0.000)	(0.002)	(0.0000)
Weighted Average Number of Common Shares Outstanding	35,766,727	17,600,000	33,783,383	17,600.000

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Statements of Cash Flows

	6 Month	6 Month	Cumulative Amounts
	Period Ending	Period Ending	from Date of
	September 30,	September 30,	Incorporation
	2009	2008	April 2, 2007 to
	(Unaudited)	(Unaudited)	September 30, 2009
			(Unaudited)
Operating Activities
Net Income (Loss)	$(57,198)	$(4,262)	$(105,916)
Less: Net Income (Loss) from Discontinued Operations	-	-	-
Net Income (Loss) from Continued Operations	(57,198)	(4,262)	(105,916)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Management services	-	-	1,500
Stock Issued for Organization costs	-		1,500
100 % Impairment of mining Property	25,006		45,006
100% Impairment – Distribution Agreementt	17,000		17,000
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in deposits	-	-	-
Increase (decrease) in loans and accounts payable	(13,799)	(1,808)	573
Increase (decrease) in accrued expenses	(2,000)	-	1,500
Net Cash Provided (Used) by Continuing Operating
Activities	(30,991)	(6,070)	(38,8637)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided (Used) for loans payable	7,637	7,000	15,795
Stock Issued for Loans Payable	8,287	-	8,287
Stock Issued for Accounts Payable	10,713		10,713
Stock Issued for Cash	6,000		6,000
Net Cash Provided (Used) by Financing Activities	32,637	7,000	40,795
Increase (Decrease) in Cash from Continuing Operations	1,646	930	1,958
Cash and Cash Equivalents at Beginning of Period	312	-	-
Cash and Cash Equivalents at End of Period	$1,958	$930	$1,958
Supplemental Information
Cash Paid For:
Interest	$130	$-	$288
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Loans Payable	8,287	-	8,287
Stock issued for Accounts Payable	10,713		10,713
Stock Issued for mining claims	25,006	-	45,006
Stock Issued for Distribution Agreement	17,000	-	17,000

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Statements of Stockholders’ Equity
September 30, 2009

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Balance Forward December 2007	0				0
Shares issued for cash at $0.0001 December 2007	15,000,000	15,000	(13,500)		1,500
Shares issued for debt at $0.0025 January 2008	600,000	600	900		1,500
Shares issued for mining property at $0.01	2,000,000	2,000	18,000		20,000

Deficit for Period ended March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for Period ended March 31, 2009				(38,246)	(38,246)
Balance March 31, 2009 June 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Shares issued for mining property @$0.01 June 2009	2,500,060	2,500	22,506		25,006
Shares issued for Loans Payable @$0.0025 June 2009	3,315,000	3,315	4,972		8,287
Shares issued for Cash @$0.0025 June 2009	2,400,000	2,400	3,600		6,000
Shares issued for Accounts Payable @$0.0025	4,285,000	4,285	6,428		10,713
Deficit for 3 months ended June 30, 2009				(9,117)	(9,117)
Balance June 30, 2009 September 2009	30,100,060	30,100	42,906	(57,835)	15,171
Shares Issued for Sub-Distribution Agreement @$0.0025	17,000,000	17,000			17,000
Deficit for 3 months ended September 30, 2009				(48,081)	(48,081)
Balance September 30, 2009	47,100,060	47,100	42,906	(105,916)	(15,910)

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

In August 2009 the Company changed its name to TOA Distribution Systems Inc, (formerly know as Skyhigh Resources Inc). The Company also resolved to make a change to its corporate focus, moving from mining and exploration into bottled drinking water distribution. The Company will be actively pursuing sales opportunities for its two (2) mineral properties.

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

2.           SIGNIFICANT ACCOUNTING POLICIES

Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2009, the Company had $1,958 in U.S. funds on deposit in business bank accounts, which are not insured by agencies of the U.S. Government.

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

Due to the change of business direction from mining and exploration, the Company is planning to divest itself of these mining properties once a suitable purchaser is found.

4.           SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production, which is planned for early 2010 but has not yet commenced. Payment for the Agreements cost of $17,000 was fully paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock at $0.001 per share

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its Agreement asset requires impairment. As no sale activities have occurred, no product is yet available for sale and funds to establish a sales and distribution operation have not been secured. As a result of these conditions, the distribution agreement with Taste of Aruba (US) Inc has been 100% impaired in this quarter. The total impairment cost for this Agreement totals $17,000.

5.           LOANS PAYABLE – RELATED PARTIES

Loans Payable to a director amounted to $3,660 and $8,356 from a shareholder in aggregate $12,016. During this quarter additional loan amounts totalling $3,379 were provided by a shareholder bring total loans payable to related parties to $12,016. This amount is payable on demand and carries no interest. These loans were without defined interest and without defined payment terms. Subsequent to this quarter, Loan Agreements were entered into which clarified and confirmed the terms and conditions. Commencing October 1, 2009, the outstanding amount and subsequent amounts, if any, become repayable on demand, interest will accrue at a rate of 8% per annum and if earlier demand for payment is not made, the loans are payable November 30, 2010.

6.           INCOME TAXES

The Company is subject to United States federal income taxes. The Company has had no income, and therefore has paid no income tax.

6.           INCOME TAXES (Continued)

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s has no deferred tax assets at this time.

Income taxes at the statutory rate will be re reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

7.           STOCKHOLDERS NOTE

     At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company’s name to TOA Distribution Systems Inc, increased the authorized capital to 260,000,000 consisting of 250,000,000 common shares at par value $0.001 and 10,000,000 preferred shares at par value $0.001 and approved a 10 for 1 roll forward on the outstanding shares. All share amount shown in these financial statements have been adjusted retroactively to account for the roll forward.

8.           SUBSEQUENT EVENTS

The Company has reviewed subsequent events up to and including January 27, 2010, the date on which the financial statements were available to be issued, and determined that except for those events disclosed herein, no subsequent events have occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

TOA Distribution Systems Inc (formerly Skyhigh Resources Inc) (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 1791 Marcy Lynn Court, San Jose , California 94124. Our telephone number is 408 239 4080. We are an exploration stage Company with no revenues and have a limited operating history. Our fiscal year end is March.

All share quantities and values thereof reported herein have been given effect of a 10 for 1 roll forward dividend.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Eleven month period ended March 31, 2008

The 11 moths from April 2, 2007, our incorporation date to March 31, 2008 were spent in the organization of the Company and Company set-up.

We had no revenues during this period.

In December 2007 we issued 15,000,000 @ $0.0001 to our President and Director, Mr. Trevor Blank for services rendered.

In December 2007 we issued 300,000 each @ $0.0025 per share in aggregate 600,000 shares of common stock to two consultants in payment of debt in the amount of $1,500 incurred for organization expenses.

On January 15, 2008 we issued 2,000,000 restricted common shares valued at $0.01 a share, ($20,000) for acquisition of our Riverbend mineral claims.

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

Year ended March 31, 2009

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 10,000,000 shares of common stock at $0.0025 to raise a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009.and qualified 10,000,000 shares of the Company’s common stock, in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

During the year ended March 31, 2009 we did not conducted any exploration on Fraser River Bend claim (“River Bend Property”), which is located in the Province of British Columbia, Canada. The River Bend Property consists of an area of approximately 1,193 acres (483 hectares) located 42 kilometres (26 miles) northwest of Quesnel, British Columbia.

Six month period ended September 30, 2009

On June 4, 2009 the Company negotiated the purchase of an additional mining property. The price of the property was $25,006. We issued 2,500,006 shares at $0.01 per share as full payment for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project located approximately 35 kilometres east of Stewart, British Columbia. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). A geologist was engaged by the vending Company to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral.

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

In June 2009 we issued 10,000,000 unrestricted common shares at $0.0025 per shares, which had been registered on an S-1 filed with the US Securities and Exchange Commission on March 25, 2009. The sale raised $25,000, which was used to repay loans, accounts payable debt and administrative activities incurred for the S-1 preparation and filing costs.

On August 13, 2009 we called a special meeting of the shareholder to considerer various motions. These motions included a change of the Company’s name to TOA Distribution Systems Inc, an increase in the authorized capital to 260,000,000 shares comprised of 250,000,000 common shares and 10,000,000 preferred shares, and to provide a stock dividend roll forward to the Company’s shareholders bases on 9 additional shares for each 1 share owned. An 81% majority carried the motions,

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba. The high-end water is produced from desalinated seawater, filtered through coral calcium and further enhanced by the addition of electrolytes. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. Payment for the Agreements cost of $17,000 was fully paid by the issuance of 17,000,000 post-divided roll forward shares of the Company’s common restricted stock at $0.001.

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

Results of Operations for the period ended September 30, 2009

During the three month period ended September 30, 2009 and the six month September 30, 2009 respectively, the Company had a loss of $48,081 and $57,198 respectively compared to a net loss of $4,262 and a net loss of $4,262 for the three and six month periods ended September 30, 2008. This results represents a increased net loss of $43,819 and a net loss of $52,936 over the respective three and six month periods ended September 30, 3008. The increased loss is primarily due to the cost of impairment expenses amounting to $25,006 for the Company’s Meziadin Lake mining property, a $17,000 cost of impairment expense for the Company’s Exclusive Sub-Distribution Agreement with Taste of Aruba (US) Inc, and consulting and legal fees incurred in the preparing and filing of an S-2 Registration statement.

Total operating expenses increased to $57,198 during the six -month period ended September 30, 2009 from $4,262 for the comparable period ended September 30, 2008. The increase is primarily due to the cost of impairment expenses totalling $42,006, consulting and legal fees incurred in the preparing and filing of an S-2 Registration statement.

Costs incurred during the for the three month period ended June 30, 2009 totalling $48,081 were comprised of impairment expense amounting to $42,006, office and administration cost amounting to $1,962, legal and consulting cost amounting to $1650, Audit fees amounting to $1,500, and filing fees amounting to $962.

We had no revenues during the three and six-month periods ended September 30, 2009

Cumulative amounts from date of inception April 2, 2007 to September 30, 2009

For the period from inception, April 2, 2007 to September 30, 2009 we incurred losses totalling $105,916 comprised of $1,500 spent on corporate Organizational cost, $5,529 spent on Office and Administration, $18,654 spent for Legal and Consulting Fees, $11,500 spent on Audit and accounting fees, filing fees amounting to $6,439, impairment expense costs of our Riverbend and Meziadin Lake mining properties amounting to $45,006, a $17,000 cost of impairment expense for the Company’s Exclusive Sub-Distribution Agreement with Taste of Aruba (US) Inc and $288 on interest expense.

Selected Financial Information

June 30, 2009
Current Assets	$1,958
Total Assets	$1,958
Current Liabilities	$17,868
Stockholders' Equity	$(15,910)

Plan of Operations

We have no plans to conduct exploration activities on our mineral claims as the directors have taken a decision to sell these assets.

Up to and during the period commencing April 1, 2010 when Taste of Aruba completes its water bottling facilities and is ready to produce and ship product, and assuming that the Company has obtained sufficient financial resources, which at this time the Company has not arranged nor received commitments for, the company will be preparing its business plan for distribution of bottled water, familiarizing itself with the infrastructure and logistics required including assessing personnel needs.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $1,958

During the period from inception, April 2, 2007 to September 30, 2009 we have generated no revenue.

In June 2009 we completed the sale of 10,000,000 shares at $0.0025 per share (post roll forward), authorized in an S-2 Registration statement which became effective in March 2009. This sale of shares reduced our loans payable to related parties and accounts payable, and provided funds towards operations during the six months ended September 30, 2009. The Company has commitments of sufficient funds to cover our limited levels of operations for the next two-quarter. Funds required for other limited expenses will be covered by management, by loans from other related or unrelated parties or by the sale of equity securities, although no agreements are in place to assure this will occur. We will be attempting to raise investment funds through the sale of equity shares, to fund our entry into the water industry, although there can be assurance that we will be successful in locating purchaser for our shares.

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

PART II – OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2009 our Registration Statement on Form S-1, commission file number 333-153863, became effective and qualified under Rule 144 for the sale of 10,000,000 shares of the Company’s common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. The offering was fully subscribed by June 25, 2009 raising a total of $25,000. There were no underwriters for this offering.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOA DISTRIBUTION SYSTEMS INC

SIGNATURE	TITLE	DATE

Chief Executive Officer, Chief
/s/ Trevor Blank	Financial Officer, Secretary, Director	March 28, 2010
Trevor Blank	(Principal Executive Officer)