Form 10-Q
period 2009-12-31
TOA Distribution Systems Inc.
filed 2011-02-02
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

TOA DISTRIBUTION SYSTEMS INC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [    ]  No[ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]          Accelerated filer [ ]          Non-accelerated filer [ ]          Smaller reporting company[ x ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter. Aggregate Market Value as of December 31, 2009: $ $0.00 based on common shares outstanding of 47,100,060

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

47,100,060 shares of Common Stock, $0.001 par value, as of January 31, 2011

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Financial Statements
December 31, 2009

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
(Unaudited)

	At December	At March
	31, 2009	31, 2009
ASSETS
Cash	$832	$312
Total Current Assets	832	312

LIABILITIES
Current Liabilities
Accrued Expenses	1,500	3,500
Accounts Payable	468	14,372
Loans Payable Related Parties- Principal (Note 5)	17,139	8,158
Loans Payable Related Parties- Accrued Interest (Note 5)	430	-

Total Current Liabilities	$19,537	$26,030

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value - 47,100,060 and 17,600,000 Issued and Outstanding at December 31, 2009 and March 31, 2009, respectively	47,100	17,600
Additional paid-in capital	49,650	5,400
Deficit Accumulated During the Development Stage
	(115,455)	(48,718)
Total Stockholders’ Equity	$(18,705)	$(25,718)

Total Liabilities and Stockholders’ Equity	$832	$312

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
(Unaudited)

										Cumulative
										Amounts from
						9 Months		9 Months		Date of
		3 Months		3 Months		Period		Period		Incorporation
		Period Ending		Period Ending		Ending		Ending		April 2, 2007 to
		December 31,		December 31,		December		December		December 31,
		2009		2008		31, 2009		31, 2008		2009
Revenue
Income	$		$		$		$		$
		-		-		-		-		-
Expenses
Organizational costs		-		-		-		-		1,500
Office and Administration		869		3,042		6,473		3,042		12,829
Professional Fees		1,500		7,132		10,950		7,132		31,654
Impairment Expense-Mining Claim		-		-		6,250		-		26,250
Impairment Expense-Distribution
Agreement		-		-		42,500		-		42,500
Total Expenses		2,369		10,174		66,173		10,174		114,733

Net Loss from Operations
		(2,369)		(10,174)		(66,173)		(10,174)		(114,733)
Other Income (and Expenses)
Foreign Exchange
		(4)				(4)				(4)
Interest Expense				-				-
		(430)				(560)				(718)
Provision for Income Tax		-		-		-		-		-
Net Loss For The Period
		(2,803)		(10,174)		(66,737)		(10,174)		(115,455)

Basic and Diluted Loss per common Share		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted Average Number of Common Shares Outstanding		47,100,060		17,600,000		34,709,579		17,600,000

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative Amounts
	9 Month	9 Month	from Inception
	Period	Period	April 2, 2007
	Ending	Ending	to
	December 31,	December 31,	December 31,
	2009	2008	2009
Operating Activities
Net Income (Loss)
	(66,737)	(10,174)	(115,455)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Expenses and Related Party loans	19,000	-	22,000
Company Expenses paid by Related Parties	4,249	-	5,407
Impairment of mining Property	6,250	-	26,250
Impairment -Distribution License	42,500	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable		4,034	468
	(13,904)
		-	1,500
Increase (decrease) in accrued expenses	(2,000)
Increase (Decrease) in Accrued Interest-Related Party	430		430

Net Cash Provided (Used) by Continuing Operating Activities	(10,212)	(6,140)	(16,900)
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party		7,000	11,732
	4,732
Stock Issued for Cash	6,000	-	6,000
Net Cash Provided (Used) by Financing Activities	10,732	7,000	17,732
Increase (Decrease) in Cash from Continuing Operations	520	860	832
Cash and Cash Equivalents at Beginning of Period	312	-	-

Cash and Cash Equivalents at End of Period	832	860	832
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Company expenses	287	-	287
Stock issued for Accounts Payable	18,713		18,713
Stock Issued for mining claims	6,250	-	26,250
Stock Issued for Distribution Agreement	42,500	-	42,500
Interest	560		718

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Unaudited Condensed Interim Financial Statements
December 31, 2009

NOTE 1.	BASIS OF PRESENTATION

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

In August 2009 the Company changed its name to TOA Distribution Systems Inc, (formerly known as Skyhigh Resources Inc). The Company also resolved to make a change to its corporate focus, moving from mining and exploration into bottled drinking water distribution. The Company is actively pursuing sales opportunities for its two (2) mineral properties.

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water. The water product is made from desalinated seawater, is filtered through coral calcium and will be further enhanced by the addition of electrolytes.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date, accumulated losses amounting to $115,455 and must secure additional financing to commence the Company’s plan of operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

The accompanying notes are an integral part of these Financial Statements

NOTE 3.	MINING PROPERTY

In January 2008, the Company acquired a 75% undivided interest in a gold and silver mining property located along the Fraser River, located approximately 42 kilometres (26 miles) northwest of Quesnel, British Columbia. The property is comprised of one claim; tenure number 594024 covering 482.82 hectares ( about 1090 acres). To maintain ownership, the Company is required to spend on exploration activities, C$120,000 (US$112,076) during the period commencing June 1, 2008 and ending October 31, 2010 and a further C$120,000 (US$112,076) during the period commencing November 1, 2010 ending December 31, 2011. The vendor will retain a 5% net smelter return on all sales of minerals removed from the claims. During this 9 month period the Company paid $390 to the BC Government in maintenance/filing fees for the Fraser claims.

In June 2009 the Company issued 2,500,060 post roll-forward shares at $0.0025 per share for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. During the period from the purchase of these claims to December 31, 2009, the Company paid $1,164 to the BC Government in maintenance/filing fees for the Meziadin Lake claims. A geologist was engaged by the vendor to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its mining assets require impairment as no production has occurred and none is being planned. The Company has made a decision to shift its activities from mining exploration to bottled water distribution. As a result of these conditions, the Meziadin Lake mining property has been 100% impaired.. In June 2009 the company fully impaired its mining property located near Quesnel, British Columbia. The total impairment cost for these two mining properties totals $26,250.

Due to the change of business direction from mining and exploration, the Company is planning to divest itself of these mining properties once a suitable purchaser is found.

NOTE 4.	SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production, which is planned for early 2010 but has not yet commenced. Payment for the Agreements cost of $ 42,500 was fully paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock at $0025 per share

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its Distribution Agreement asset requires impairment. As no sale activities have occurred, no product is yet available for sale and funds to establish a sales and distribution operation have not been secured. As a result of these conditions, the distribution agreement with Taste of Aruba (US) Inc has been 100% impaired in this quarter. The total impairment cost for this Agreement totals $42,500.

The accompanying notes are an integral part of these Financial Statements

NOTE 5.	LOANS PAYABLE – RELATED PARTIES

Loans Payable to a director totaled $3,752, made up of principal amounting to $3,660 and accrued interest of $92.

Loans payable to shareholders totaled $13,816, made up of principal amounting to $13,479 including $1,343 of additional funds provided during this quarter and accrued interest amounting to $ 338. In aggregate, Loans Payable Related Parties to December 31, 2009 totaled $17,568 made up of $17,138 for principal and $430 for accrued interest. Up to September 30, 2009 these two Related Party Loans were without defined interest or payment terms and were payable on demand. In the quarter ended September 30, 2009 Loan Agreements were entered into with lenders which clarified and confirmed the terms and conditions. Commencing October 1, 2009, the outstanding amount and subsequent amounts, if any, are payable on demand, interest will accrue on one of the loans at the rate of 8% per annum and the other loan at the rate of 10% per annum. and if earlier demand for payment is not made, the loans are payable November 30, 2010. See Note 7 – Subsequent Events

NOTE 6.	STOCKHOLDERS NOTE

At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company’s name to TOA Distribution Systems Inc, approved charges to the authorized capital which included creation of 10,000,000 shares of preferred stock at a par value of $0.01per share and increased the authorized common stock to250,000,000 with a par value of $0.001 per share. As well, the shareholders approved a 10 for 1 roll forward of the outstanding shares. All share amounts shown in these financial statements have been adjusted retroactively to account for the roll forward.

At December 31, 2009 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding

NOTE 7.	SUBSEQUENT EVENTS

On January 11, 2010 the Company filed on Edgar a Form 8-K which reported that on November 25, 2009, the Board of Directors of TOA Distribution Systems Inc, a Delaware corporation (the “Company”), was advised by Seale & Beers, PC, its independent public accountants, that the Company had filed its 10-Q for the period ending September 30, 2009, without having received from the Seale & Beers its review letter stating, as required by Regulation S-K that the financial statements had been reviewed by Seale & Beers. On the advice of its independent public accountants, this error and any remaining items on the financial statements, which had not been reviewed, are currently being corrected by the Company.

As a result, the Board of Directors of the Company concluded that its previously issued financial statements for the nine-month period ended September 30, 2009, included in its Quarterly Report on Form 10-Q for the six -month period ended September 30, 2009, should no longer be relied upon. Therefore upon completion of the review by Seale & Beers the Company filed an amended 10-Q. On March 31, 2010 the Company filed an amended 10-Q/A for the period ended September 30, 2009.

The accompanying notes are an integral part of these Financial Statements

NOTE 7.	SUBSEQUENT EVENTS (continued)

In accordance ASC 505 the Company’s management is required to analysis any issue of stock issued in exchange for goods or services with non-employees for other than cash at the most reliable measure of either the fair value of the securities issued or the fair value of the consideration the Company receives. In this regard management analyzed the value of of the stock issued for its Surprise mineral claims purchased on June 15, 2009 and the Sub-Distribution Agreement acquired on September 2, 2009. In accordance with ACS 505-50-30-30-6 it was determined that the price per share used in those stock issuances did not meet ASC requirements.

Management was unable to establish a fair value of either the Surprise mineral claims or the Sub-Distribution Agreement therefore determined the most reliable method to determine fair market value as being the price of previous stock issues. A review of recent stock issuances determined the price per share should be $0.0025.

The Surprise mineral claims had been valued at $25,000 based on 2,500,000 shares of common stock being issued at $0.01. After revision to $0.0025 per share the price of the asset was reduced from $25,000 to $6,250.

The Sub-Distribution Agreement had been valued at $17,000 based on 17,000,000 shares of common stock being issued at $0.001. After revision to $0.0025 per share the price of the asset was increased from $17,000 to $42,500.

These changes effect the quarterly periods ending June 30, 2009 and September 30, 2009, however as the changes resulted in a Earning per Share loss of only .0002, managements asserts that the change is non-material and will not be filing revised 10-Q reports for those periods,

Note 5- Loans Payable-Related Parties became due and payable on November 30, 2010. In January 8, 2011 the lenders and Company management signed an amendment that provided for a two year extension with the new payment due date being November 30, 2012

The accompanying notes are an integral part of these Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

All share quantities and values thereof reported herein have been given effect of a 10 for 1 roll forward dividend, which occurred August 13, 2009.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Eleven month period ended March 31, 2008

The 11 moths from April 2, 2007, our incorporation date to March 31, 2008 were spent in the organization of the Company and Company set-up.

We had no revenues during this period.

We issued the following shares during this period.

On December 13, 2007 we issued 15,000,000 @ $0.0001 to our President and Director, Mr. Trevor Blank for services rendered.

On December 13, 2007 we issued 300,000 each @ $0.0025 per share in aggregate 600,000 shares of common stock to two consultants in payment of debt in the amount of $1,500 incurred for organization expenses.

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

Year ended March 31, 2009

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 10,000,000 shares of common stock at $0.0025 to raise a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009.and qualified 10,000,000 shares of the Company’s common stock, in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. No underwriters were used for this offering.

During the year ended March 31, 2009 we did not conduct any exploration on our Fraser River Bend claim (“River Bend Property”), which is located in the Province of British Columbia, Canada. The River Bend Property consists of an area of approximately 1,090 acres (482.82 hectares) located 42 kilometres (26 miles) northwest of Quesnel, British Columbia.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its mining assets require impairment. In the 4th quarterly period ending March 31, 2009 as no production has occurred and none is being planned for the next 12 months the Company determined that the River bend Property should be 100% impaired. The amount of this impairment totalled $20,000.

Nine month period ended December 31, 2009

On June 4, 2009 the Company negotiated the purchase of an additional mining property. The price of the property was $6,250. We issued 2,500,006 shares at $0.0025 per share as full payment for the purchase of a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project located approximately 35 kilometres east of Stewart, British Columbia. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (about 1,516 acres). A geologist was engaged by the vending Company to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral.

In May and June 2009 we issued a total 10,000,000 unrestricted common shares at $0.0025 per shares, which had been registered on an S-1 filed with the US Securities and Exchange Commission on March 25, 2009. The sale raised $25,000, which was used to repay loans, accounts payable debt, administrative activities incurred for the S-1 preparation and filing costs.

On August 13, 2009 we called a special meeting of the shareholder to considerer various motions. These motions included a change of the Company’s name to TOA Distribution Systems Inc, an increase in the authorized capital to 260,000,000 shares comprised of 250,000,000 common shares and 10,000,000 preferred shares, and to provide a stock dividend roll forward to the Company’s shareholders bases on 9 additional shares for each 1 share owned. An 81% majority carried the motions,

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba. The high-end water is produced from desalinated seawater, filtered through coral calcium and further enhanced by the addition of electrolytes. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. Payment for the Agreements cost of $42,500 was fully paid by the issuance of 17,000,000 post-divided roll forward shares of the Company’s common restricted stock at $0.0025.

The decision taken to enter into the distribution of bottled drinking water was made after consideration of the current slow market conditions in the resource industry. The Company will be actively pursuing the sale of its two mining properties.

During the period ended December 31, 2009 and to date we are attempted to obtain financing for the exploitation of the Agreement with Taste of Aruba, pending the availability of product from Taste of Aruba (US) Inc.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that both its mining assets and its Exclusive Distribution Agreement require impairment.

The Company’s mining properties

As no production had occurred at its mining property and the Company had made a decision to shift its activities from mining exploration to bottled water distribution, the Meziadin Lake mining property has been 100% impaired amounting to $6,250. In March 2009 the company fully impaired its River Bend Property in the amount of $20,000. The total impairment cost for these two mining properties total $26,250.

The Company’s Exclusive Distribution Agreement

Impairment of the Exclusive Distribution Agreement was determined necessary as we have been unable to locate investment or loans to fund the set up of the infrastructure to exploit the Agreement. Therefore 100% of the Agreement had been fully impaired in the amount of $42,500.

Results of Operations

The following results of operations compare the Results of Operation of the 2009 to the Results of Operation for the 2008 period .

Interim Periods

For the three month period October 1, 2009 to December 31, 2009 and comparable period in 2008

We reported no revenue for the three-month period October 1, 2009 to December 31, 2009

During the three-month period ended December 31, 2009 our net loss from operations was $2,803, compared to $10,174 for the comparable period ended December 31, 2008. The decrease of $7,838 in the December 31, 2009 period was made up of a decrease in Office and Administration costs amounting to $2,173, a decrease in Professional Fees of $5,632, all partly offset by an increase in Interest amounting to $430 and foreign exchange amounting to $4.

For the nine-month period April 1, 2009 to December 31, 2009 and comparable period in 2008

We had no revenues during the three and six-month periods ended September 30, 2009

During the nine-month period ended December 31, 2009 our net loss for the period was $66,737, compared to $10,174 for the comparable period ended December 31, 2008. The increase of $56,563 was made up of an increase in Office and Administration amounting to $3,431, an increase in Professional Fees amounting to $3,818, an increase of $6,250 in Impairment Expense-Mining Claim, an increase in Impairment Expense-Distribution Agreement amounting to $42,500 and an increase of $560 in Interest expense.

Cumulative amounts from date of inception April 2, 2007 to September 30, 2009

For the period from inception, April 2, 2007 to September 30, 2009 we incurred losses totalling $115,455 comprised of $1,500 spent on corporate Organizational cost, $12,829 spent on Office and Administration, $31,654 spent for Professional Fees, Impairment Expense costs of $26,250 for our two mining properties, Riverbend and Meziadin Lake, $42,500 Impairment Expense for the Company’s Exclusive Sub-Distribution Agreement with Taste of Aruba (US) Inc, Foreign Exchange expense of $4 and $718 on Interest Expense.

Selected Financial Information

June 30, 2009
Current Assets	$832
Total Assets	$832
Current Liabilities	$19,537
Stockholders' Equity	$(18,705)

Plan of Operations

We have no plans to conduct exploration activities on our mineral claims as the directors have taken a decision to sell these assets.

On the assumption that Taste of Aruba will soon complete its bottling facilities and is ready to produce and ship product, and assuming that the Company has obtained sufficient financial resources, which at this time the Company has not arranged nor received commitments for, we will be preparing business plan for the distribution of bottled water products, familiarizing ourselves with the infrastructure and logistics required including assessing personnel needs.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $828

During the period from inception, April 2, 2007 to September 30, 2009 we have generated no revenue.

In June 2009 we completed the sale of 10,000,000 shares at $0.0025 per share (post roll forward), authorized in an S-1 Registration statement which became effective in March 2009. This sale of shares reduced our loans payable to related parties and accounts payable, and provided funds towards operations during the six months ended September 30, 2009. The Company has received additional funding from related parties and has verbal commitments of sufficient funds to cover our limited levels of operations through March 31, 2011. Management, will cover funds required for other limited expenses, by loans from other related or unrelated parties or by the sale of equity securities, although no agreements are in place to assure this will occur. We will be attempting to raise investment funds through the sale of equity shares, to fund our entry into the water industry, although there can be assurance that we will be successful in locating purchaser for our shares.

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

TOA DISTRIBUTION SYSTEMS INC

SIGNATURE	TITLE	DATE

Chief Executive Officer, Chief
Financial Officer, Secretary,
/s/ Trevor Blank	Director	February 1, 2011
Trevor Blank	(Principal Executive Officer)