Form 10-K
period 2011-03-31
TOA Distribution Systems Inc.
filed 2011-09-20
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

TOA DISTRIBUTION SYSTEMS INC
(formerly Skyhigh Resources, Inc.)
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
Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ x ]

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
Yes[ x ] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter December 31, 2009 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of August 29, 2011

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this annual report on Form 10-K (“Report”) to the “Company”, “us”, “our” and “we” refer to TOA Distribution Systems Inc.

Cautionary Notice Regarding Forward Looking Statements

Our disclosure and analysis in this Report contain forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the “Exchange Act”.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

Readers are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our Form 10-K, Forms 10-Q and Forms 8-K reports to the SEC. Also note that we provide a cautionary discussion of risk and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

TOA Distribution Inc (formerly Skyhigh Resources, Inc) (the "Company") was incorporated in the State of Delaware on April 2, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are a development stage Company with no revenues and a limited operating history. The principal executive offices are located at, 1791 Marcy Lynn Court San Jose, CA 95124

In August 2009 the Company initiated a number of corporate changes, including 1), a name change to TOA Distribution Systems Inc, (formerly known as Skyhigh Resources Inc, 2) approved a 10 for 1 roll forward of its issued and outstanding common stock, 3), increased it authorized par value $0.001 common shares to 250,000,000 shares (formerly 50,000,000), and 4), authorized 10,000,000 par value $0.001 preferred shares.

The Company also resolved to change its corporate focus, moving from mining and exploration into bottled drinking water distribution. In conjunction with this change of focus, the Company board pf directors resolved to sell its two mining properties described as the Riverbend Property and the Surprise Claims.

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water. The water will be bottled in a patented biodegradable bottle that will completely beak down in a landfill site with five years. The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, and Guam, and all of Canada.

As of the date of this 10-K filing we have not had any revenues and have not begun operations. We have two mining property assets, which are held for sale and a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products. Our Company has no employees at the present time with the general administration being performed at a cost amounting to $183.00 per month, by our President and Director Trevor Blank. We do not expect to commence earning revenues for the foreseeable future.

There is no market for our shares as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. This is anticipated to be filed in late 2011. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and we are able to sell all the underlying common stock thereby raising a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009.and qualified 1,00,000 shares of the Company’s common stock to be sold by June 30, 2009 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering. The offering was fully subscribed for and the Company raised cash, reduced loans payable and reduced accounts payable.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services available for sale at this time pending completion of a water bottling plant by Taste of Aruba and we have no other product or service planned or announced to the public. As a result, we have no customers or consumers of our products and we have no principal suppliers or sources for raw materials. Government approval if and as required will be provided by Taste of Aruba during their production of the bottled water products.

MARKETS AND CUSTOMERS

We are in the pre development stage and presently have no operating assets or customers.

COMPETITION

There are many competitors in the bottled water industry. However, to our knowledge we are unaware of any that offer a biodegradable plastic bottle. Our bottle will completely break down in a landfill site with five years. We expect competition to become increasingly intensified in the future and there is no assurance that we can keep pace with the intense competition in this market. Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complementary companies to form advantageous strategic alliances. Many of our competitors offer less effective but similar services at less cost than us and have the financial resources to create more attractive pricing.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

We will be required to comply with many governmental regulations, although our supplier, Taste of Aruba will have the ultimate responsibility for the production and therefore the quality of the finished product. Our responsibility will apply to the education of our sales agents in the correct storage and distribution were to the best of our knowledge there are limited regulations.

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY THE SALE AND DISTRIBUTION OF THE PRODUCT AND IMACT OUR COSTS..

Our product is water which we purchase a a finished product, therefore we foresee no environmental concerns in that regard. The bottle in which the water is package is unique in the industry as it is biodegradable and will completely break down in a landfill site with five years

EMPLOYEES

Corporate Office

We currently have no employees. We do use our executive officer, Trevor Blank, the president and director of the Company for administrative duties. Mr Blank currently devotes approximately 2 hours per week providing management services to us.

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

WE ARE AN DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY IN THE BUSINESS OF BOTTLED WATER DISTRIBUTION. ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We are an development stage company and have no current properties or operations therefore it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the our industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties for the distribution of our water product on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN OUR COMPANY, AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business will focus on the bottled water distribution industry in a single or limited business locations. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

STRATEGIC RELATIONSHIPS UPON WHICH WE MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH OUR ABILITY TO CONDUCT OUR OPERATIONS.

Our ability to successfully identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants, our ability to select and evaluate suitable businesses into which we can place our products and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavour to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other distribution companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY ESTABLISH DISTRIBUTION OPERATIONS OR MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy envisions establishing and expanding our water distribution business. If we fail to effectively establish distribution outlets and thereafter growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

Our success depends on the ability of our management and employees to interpret market and geographcal data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We will seek to and will ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

WE DO NOT HAVE EXTENSIVE EXPERIENCE IN PUBLIC COMPANY MATTERS, WHICH COULD IMPAIR OUR ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

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

RISKS RELATED TO OUR FINANCIAL CONDITION

Acquisition of distribution outlets, and future development and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, (as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without a demonstrated operating history (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our cash.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS.

We incurred a net loss of $7,803 for the year ended March 31, 2011. As at March 31, 2011 we had an accumulated deficit in the aggregate amount of $130,909.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

Our independent registered public accounting firm, Seale & Beers CPA’s LLc, have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2011 with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has an accumulated deficit of $130,909 at March 31, 2011, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We plan to contact a market maker to apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Assuming we are able to establish an active trading market for our common stock ,our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

ITEM 3: LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and management is not aware of any pending or potential legal actions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2009 at a Special Meeting of the shareholders where at a majority of the shareholders authorized the following changes to the Company’s Articles of Association and to its issued and outstanding shares.

a)	To change the name of the Company to TOA Distribution Systems Inc

b)	To increase the authorized capital to 260,000,000 shares consisting of 250,000,000 common shares and 10,000,000 preferred shares per attached Amendment document

c)	To roll forward the Company’s issued and outstanding shares on a 10 for 1 basis.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No market exists for our shares, We are not listed on any exchange.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

In an effort to make available the facilities of the public market to our funding requirements, the Company intends to make application to FINRA for the Company's shares to be quoted on the OTCBB. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

Subject to receiving adequate funding and the water product being available, to market the Taste of Aruba products we will selectively target various distribution outlets / locations such as airports, trade shows, exhibitions and other public activities which attract large gatherings of people.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2011 compared to March 31, 2010.

No sales or income was recorded for the year

Operating Costs and Expenses

Total expenses incurred during the for the Year Ended March 31, 2011 totalling $7,803 compared to $74,388 for the same period ending March 31, 2010. Office and Administration costs amounted to $5,577 in the year ended March 31, 2011 compared to $24,658 during same period ended March 31, 2010, the difference made up primarily of higher professional fees. Impairment Expense-Mining Claims totalled $0 in the period ended March 31, 201 compared to $6,250 for the comparable period ended March 31, 2010. Impairment Expense-Distribution Agreement totalled $0 in the period ended March 31, 2011 compared to $42,500 for the comparable period ended March 31, 2010. The Company has only one Distribution Agreement and it was fully impaired in the March 31, 2010 period. Foreign Exchange amounted to a loss of $3 in the Year Ended March 31, 2011 compared to again of $36 in the comparable period ended March 31, 2010. Interest expense amounted to $2,223 in the period ended March 31, 2011 compared to $1,016 in the comparable period ended March 31, 2010, the increase in 2011 amounting to $1,207. In the period ended March 31, 2011, additional loans were received and the interest was calculated on a larger amount of loans payable.

SELECTED FINANCIAL INFORMATION

March 31, 2011
Current Assets	$97
Total Assets	$97
Current Liabilities	$(34,256)
Stockholders' Equity	$(34,256)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $97 at March 31, 2011. We have arranged for sufficient addition loans to fund our limited levels of operations until December 31, 2011. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000,and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713. We have loans payable including interest amounting to $26,237 due December 2012 and accounts payable amounting to $19. We will have adequate funds available to pay for our minimum level of operations.

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

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with ASC 720-15.

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (ASC 740). ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative. At March 31, 2011 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

Currency

The functional currency of the Company is the United States Dollar.

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

Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2011 and 2010.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2011.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II - FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our consolidated audited financial statements for the fiscal years ended March 31, 2010 and March 31, 2011 follow. These financial statements include as well, accumulated costs from inception on April 2, 2007 to March 31, 2011 FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Financial Statements
March 31, 2011

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TOA Distribution Systems, Inc. (fka Skyhigh Resources, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of TOA Distribution Systems, Inc. (fka Skyhigh Resources, Inc.) (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2011 and 2010 and since inception on April 2, 2007 through March 31, 2011. TOA Distribution Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems, Inc. (fka Skyhigh Resources, Inc.) (A Development Stage Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2011 and 2010 and since inception on April 2, 2007 through March 31, 2011., in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no business operations to date, an accumulated deficit of $130,909, and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 3, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
(Audited)

	At March	At March
	31, 2011	31, 2010

ASSETS
Current Assets
Cash	$97	$844
Total Current Assets	97	844

LIABILITIES
Current Liabilities
Accrued Expenses	8,000	4,000
Accounts Payable	19	316
Loans Payable Related Parties- Principal (Note 7)	23,127	21,998
Loans Payable Related Parties- Accrued Interest (Note 7)	3,110	886
Total Current Liabilities	$34,256	$27,200

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value - 47,100,060 Issued and Outstanding at March 31, 2011 and March 31, 2010, respectively	47,100	47,100
Additional paid-in capital	49,650	49,650
Deficit Accumulated During the Development Stage	(130,909)	(123,106)
Total Stockholders’ Equity	$(34,159)	$(26,356)

Total Liabilities and Stockholders’ Equity	$97	$844

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc (formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
(Audited)

			Cumulative
			Amounts from Date
	Year Ending	Year Ending	of Incorporation
	March 31,	March 31,	April 2, 2007 to
	2011	2010	March 31, 2011
Revenue	$0	$0	$0
Expenses
General and Administrative	5,577	24,658	58,795
Impairment Expense-Mining Claim	-	6,250	26,250
Impairment Expense-Distribution Agmt	-	42,500	42,500
Total Expenses	5,577	73,408	127,545

Net Loss from Operations	(5,577)	(73,408)	(127,545)
Other Income and (Expense)
Foreign Exchange	(3)	36	33
Interest Expense	(2,223)	(1,016)	(3,397)
Provision for Income Tax	-	-	-
Net Loss For The Period	(7,803)	(74,388)	(130,909)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	37,771,609

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
(Audited)

			Cumulative Amounts
			from Date of
		Year	Incorporation April 2,
	Year Ending	Ending	2007 to March 31,
	March 31,	March 31,	2011
	2011	2010
Operating Activities
Net Income (Loss)	(7,803)	(74,388)	(130,909)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Expenses and Related Party loans	-	19,000	22,000
Company Expenses paid by Related Parties	1,129	9,108	11,395
Impairment of mining Property	-	6,250	26,250
Impairment -Distribution License	-	42,500	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	(297)	(14,056)	19
Increase (decrease) in accrued expenses	4,000	500	8,000
Increase (Decrease) in Accrued Interest-Related Party	2,224	886	3,110
Net Cash Provided (Used) by Continuing Operating Activities	(747)	(10,200)	(17,635)
Net Cash Provided (Used) by Investing Activities	-	-	-
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	4,732	11,732
Stock Issued for Cash	-	6,000	6,000
Net Cash Provided (Used) by Financing Activities	-	10,732	17,732
Increase (Decrease) in Cash from Continuing Operations	(747)	532	97
Cash and Cash Equivalents at Beginning of Period	844	312	-
Cash and Cash Equivalents at End of Period	97	844	97
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Company expenses	-	287	287
Stock issued for Accounts Payable	-	10,713	18,713
Stock Issued for mining claims	-	6,250	26,250
Stock Issued for Distribution Agreement	-	42,500	42,500
Interest	2,223	1,016	3,144

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Defecit)
From Inception on April 2, 2007 through March 31, 2010
(Audited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, April 2, 2007 (Date of Inception)	-	$-	$-	$-	$-
Common Stock issued for cash at $0.0001 on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025 on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property at $0.01 on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007 through March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for the year ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025 on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for Accounts Payable - Related Party at $0.0025 on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for Loan Payable at $0.0025 on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for Mining Property at $0.0025 on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Shares issued for Sub-Distribution Agreement at $0.0025 on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)

Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
March 31, 2011

NOTE 1.	BASIS OF PRESENTATION

In August 2009 the Company initiated a number of corporate changes, including 1), a name change to TOA Distribution Systems Inc, (formerly known as Skyhigh Resources Inc, 2) approved a 10 for 1 roll forward of its issued and outstanding common stock, 3), increased it authorized par value $0.001 common shares to 250,000,000 shares (formerly 50,000,000), and 4), authorized 10,000,000 par value $0.001 preferred shares.

The Company also resolved to change its corporate focus, moving from mining and exploration into bottled drinking water distribution.

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water. The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, and Guam, and all of Canada.

The water product is made from desalinated seawater, is filtered through coral calcium and will be further enhanced by the addition of electrolytes then bottled in Taste of Aruba’s proprietary biodegradable bottles. The products will be marketed to retail locations that currently handle bottled water such as display cases in food beverage marketer at airports, food chain store, and sublicensing to bulk dealers and will include the use of vending machines located at high traffic locations.

The Company currently owns two (2) mineral properties, which were acquired by issuing stock to related parties and which have been fully impaired on acquisition. These claims are deemed surplus and have been for sale for approximately two years.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with ASC 720-15.

b)	Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (ASC 740). ASC 740 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

c)	Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative. At March 31, 2011 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j)	Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2011 and 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

k)	Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2011.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date, accumulated losses amounting to $130,909 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

NOTE 5.	MINING PROPERTY

The Company has made a decision to shift it activities from mining and exploration to bottled water distribution and will divest itself of the two properties it owns.

We own two mineral claims, both of which were fully impaired on acquisition and were acquired for common stock issued to related parties, the value being determined by assigning the value of the stock we issued in accordance with ASC 505-50-30-6.

The two mineral claims are:

a)          A 75% undivided interest in a mineral claim acquired in January 2008. The claim is located along the Fraser River approximately 42 kilometers (26 miles) northwest of Quesnel, British Columbia, Canada. The property is comprised of one mineral claim; tenure number 594024 covering 482.82 hectares (1090 acres).

During the fiscal years March 31, 2010 and March 31, 2011 the Company paid $1,029 and $390 respectively to the Government of British Columbia, Canada in maintenance/filing fees for the Fraser River mineral claim.

b)          A mineral claim located at Strohn Creek acquired in June 2009 for which we issued 2,500,060 post roll-forward shares at $0.0025 per share, further described as the Meziadin Lake Project, located approximately 35 kilometers east of Stewart, British Columbia. The property is comprised of 2 mineral claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). A geologist engaged by the property vendor prepared a Geological Report on the property. This report was written in accordance with the requirements of Canadian National Instrument 43-101, Standards for Disclosure for mineral properties.

During the fiscal years March 31, 2010 and March 31, 2011 the Company paid $1,361 and $1,579 respectively to the Government of British Columbia, Canada in maintenance/filing fees for the Meziadin Lake mineral claims.

c)	Impairment of Mining Properties

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management determined that its mineral claim assets require impairment as no production has occurred and none is being planned.

NOTE 5.	MINING PROPERTY (Cont’d)

The Company has made a decision to shift its activities from mining exploration to bottled water distribution. As a result of these conditions, the Meziadin Lake mining property have been fully impaired.. The total impairment cost for these two mineral claims totalled $26,250. These two mineral claims were acquired from related parties, the value of which was determined by assigning the value of the stock we issued in accordance with ASC 505-50-30-6.

NOTE 6.	SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent. If Taste of Aruba receives funding as projected, the production facility is expected to be complete by March 31, 2012. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0025 per share.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its Distribution Agreement asset requires impairment. As no sale activities have occurred, no product is yet available for sale and funds to establish a sales and distribution operation have not been secured. As a result of these conditions, the distribution agreement with Taste of Aruba (US) Inc was 100% impaired on acquisition, during this fiscal year. The total impairment cost for this Agreement totals $42,500.

NOTE 7.	LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties resulted from funds provided by a director and from shareholders of the company as cash loans, for payment of certain operating expenses and for services provided.

Loans payable to a director totaled $4,209, made up of principal amounting to $3,660 and accrued interest of $549

Loans payable to shareholders totaled $22,393; made up of principal amounting to $19,467 and accrued interest amounting to $ 2,308.

In aggregate, Loans Payable Related Parties to March 31, 2011 totalled $26,237 made up of $23,127 for principal and $3,110 for accrued interest.

Up to September 30, 2009 these Related Party Loans were without defined interest or payment terms and were payable on demand. In the quarter ended September 30, 2009 Loan Agreements were entered into which clarified and confirmed the terms and conditions. Commencing October 1, 2009, the outstanding amount and subsequent amounts, if any, are payable on demand, interest will accrue at the rates of 10% per annum and if earlier demand for payment is not made, the loans are payable November 30, 2012

NOTE 8.	EQUITY

At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company’s name to TOA Distribution Systems Inc, approved charges to the authorized capital which included creation of 10,000,000 shares of preferred stock at a par value of $0.01 per share and increased the authorized common stock to 250,000,000 with a par value of $0.001 per share. As well, the shareholders approved a 10 for 1 forward stock split of the outstanding shares. All share amounts shown in these financial statements have been adjusted retroactively to account for the forward stock split.

NOTE 8.	EQUITY (Cont’d)

       At March 31, 2010 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

  15,000,000 common shares issued to a director for cash at $0.0001 on December 13, 2007
  600,000 common shares issued for services at $0.0025 on December 13, 2007
  2,000,000 common shares issued for a mining property at $0.01 on January10, 2007

     On March 24, 2009 the company received approval of an S-1 Registration Statement filed with the Securities and Exchange Commission for 1,000,000 common shares at $0.0025, as follows:

  2,400,000 common shares issued for cash on May 11, 2009
  4,285,000 common shares issued for accounts payable on June 1, 2009
  3,315,000 common shares issued to a related party for loan payable on June 13, 2009
  2,500,000 common shares issued for a mining property on June 15, 2009
  17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

In accordance with ASC 505 the Company’s management is required to analyse any stock issued in exchange for goods or services with non-employees for other than cash at the most reliable measure of either the fair value of the securities issued or the fair value of the consideration the Company receives. In this regard management analyzed the value of the stock issued for its Surprise mineral claims purchased on June 15, 2009 and the Sub-Distribution Agreement acquired on September 2, 2009. In accordance with ASC 505-50-30-6 it was determined that the price per share used in those stock issuances did not meet ASC requirements. Being unable to establish a fair value of either the Surprise mineral claims or the Sub-Distribution Agreement, Management determined the most reliable method to determine fair market value as being the price of previous stock issues. A review of recent stock issuances determined the price per share should be $0.0025.

NOTE 9	IMMATERIAL ERRORS IN PREVIOUS INTERIM FINANCIAL STATEMENTS

The Meziadin Lake Project mineral claims had been valued at $25,000 based on 2,500,000 shares of common stock being issued at $0.01 per share. After revising the price to $0.0025 per share in accordance with ASC 505, the price of the asset was reduced from $25,000 to $6,250.

The Sub-Distribution Agreement with Taste of Aruba (US) Inc had been valued at $17,000 based on 17,000,000 shares of common stock being issued at $0.001 per share. After revising the price to $0.0025 per share in accordance with ASC 505, the price of the asset was increased from $17,000 to $42,500.

These changes effect the quarterly periods ending June 30, 2009 and September 30, 2009, however as the changes resulted in a Earning per Share loss of only $.0002, managements asserts that the change were non-material and did not file amended quarterly reports.

NOTE 10	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2011. There where no changes in our internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

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

Name	Age	Position
Trevor Blank	63	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

DIRECTOR INDEPENDENCE

At this time the Company does not have a policy that it’s directors or a majority be independent of management as the Company has at this time only one directors. It is the intention of the Company to implement a policy that a majority of the Board member be independent of the Company’s management as the member’s of the board of director’s increases. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

COMMITTEES

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation. We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues since we changed our business model to development satage activities.

Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

SHAREHOLDER COMMUNICATIONS

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure. We however invite any shareholders to contact us at the corporate address and telephone number,

BOARD OF DIRECTOR MEETINGS

No formal Board of Directors meetings were called during the year ended March 31, 2011. The Board of Directors which is comprised of one individual performs it meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2011.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)
Trevor Blank, President CEO & CFO/Director	2010	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its executive officers.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this filing for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 47,100,060 common shares issued and outstanding.

Name and Address Beneficial Owner (1)	No. Of Shares Before Offering	Ownership After Offering based on 2,760,000 issued
Trevor Blank 859 S. Haskell, Central Point, OR 97502	15,000,000	31.85%
Kenora Gold Corp 7255 East San Alfredo Dr Scottsdale AZ 85254	3,315,000	7.04%
Hillside Management Inc 113 Barkdale Professional Centre Newark DE 19711	2,400,000	5.10%
JLA Enterprises Inc 113 Barkdale Professional Centre Newark DE 19711	4,825,000	9.10%
Taste of Aruba 7702 E Doubletree Ranch Road Scottsdale AZ 85258	17,000,000	36.09%
All 5% holders, Officers and Directors as a Group	42,540,000	89.17%

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

3.1	Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007* Amendment to By-Laws dated August 13, 2009*

99.2	Geologist Report*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer**

32.1	Section 1350 Certification by the Principal Executive Officer**

32.2	Section 1350 Certification by the Principal Financial Officer**

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
** Filed herewith

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates Chartered, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March31, 2010
Audit fees	$ 9,500
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

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

TOA DISTRIBUTION SYSTEMS INC.

By: /s/ Trevor Blank
Trevor Blank
Chief Executive Officer, Chief Financial Officer, Secretary and Director

In accordance with the requirements of the Securities Act, this 10-K has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

Chief Executive Officer, Chief
Financial Officer, Secretary,
/s/ Trevor Blank	Director	September 20, 2011
Trevor Blank	(Principal Executive Officer)