Form 10-Q
period 2011-06-30
TOA Distribution Systems Inc.
filed 2011-11-14
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended June 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

TOA DISTRIBUTION SYSTEMS INC
(formerly Skyhigh Resources, Inc.)
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2746101
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1791 Marcy Lynn Court San Jose, CA	95124
(Address of Principal Executive Offices)	(Zip Code)

408-239-4080
(Registrant's Telephone Number, including Area Code)

 859 South Haskell, Central Point, OR 97502
(Former address)

Securities Registered Pursuant to Section 12(B) of the Act: None

Securities Registered Pursuant to Section 12(G) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[   ]   No[ X ]

(1) Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.
[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [   ]   Accelerated filer  [   ]   Non-accelerated filer  [   ]   Smaller reporting company [ X ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ X ]  No[  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter June 30, 2011 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of November 14, 2011

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
June 30, 2011

Page
Financial Statements:
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Cash Flow	F-4

Notes to Financial Statements	F-5

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
(Unaudited)

	At June	At March
	30, 2011	31, 2011

ASSETS
Cash	$-	$97
Total Current Assets	-	97

LIABILITIES
Current Liabilities
Bank Overdraft	20	-
Accrued Expenses	5,501	8,000
Accounts Payable	-	19
Loans Payable Related Parties- Principal (Note 4)	29,815	23,127
Loans Payable Related Parties- Accrued Interest (Note 4)	3,798	3,110
Total Current Liabilities	$39,134	$34,256

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 47,100,060 Issued and Outstanding at June 30, 2011 and March 31, 2011, respectively	47,100	47,100
Additional paid-in capital	49,650	49,650
Deficit Accumulated During the Development Stage	(135,884)	(130,909)
Total Stockholders’ Equity	$(39,134)	$(34,159)

Total Liabilities and Stockholders’ Equity	$-	$97

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
(Unaudited)

			Cumulative
			Amounts from Date
	3 Month Period	3 Month	of Incorporation
	Ending June	Period Ending	April 2, 2007 to
	30, 2011	June 30, 2010	June 30, 2011
Revenue	$0	$0	$0
Expenses
General and Administrative	4,287	-	63,082
Impairment Expense-Mining Claim	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	42,500
Total Expenses	4,287	-	131,832

Net Loss from Operations	(4,287)	-	(131,832)
Other Income and (Expense)
Foreign Exchange	-	(2)	33
Interest	(688)	(539)	(4,085)
Provision for Income Tax	-	-	-
Net Loss For The Period	(4,975)	(541)	(135,884)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Amounts from
	3 Month	3 Month	Date of
	Period Ending	Period	Incorporation
	June 30,	Ending June	April 2, 2007 to
	2011	30, 2010	June 30, 2011
Operating Activities
Net Income (Loss)	(4,975)	(541)	(135,884)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	6,688	-	18,083
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	(19)	(317)	-
Increase (decrease) in accrued expenses	(2,499)	-	5,501
Increase (Decrease) in Accrued Interest-Related Party	688	539	3,798
Net Cash Provided (Used) by Continuing Operating Activities	(117)	(319)	(17,752)
Net Cash Provided (Used) by Investing Activities	-	-	-
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	11,732
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	0	17,732
Increase (Decrease) in Cash from Continuing Operations	(117)	(319)	(20)
Cash and Cash Equivalents at Beginning of Period	97	844	-
Cash and Cash Equivalents at End of Period	(20)	525	(20)
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Interest	688	525	3,144

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
June 30, 2011

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

It is management’s opinion that all adjustments necessary for a fair statement of the results for this interim period have been made and all adjustments made are of a normal recurring nature.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date, accumulated losses amounting to $135,884 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.	SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent. If Taste of Aruba receives funding as projected, the production facility is expected to be complete by March 31, 2012. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

NOTE 4.	LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties resulted from funds provided by a director and from shareholders of the company as cash loans, for payment of certain operating expenses and for services provided.

Loans payable to a director totaled $4,300, made up of principal amounting to $3,660 and accrued interest of $640

Loans payable to shareholders totaled $29,313; made up of principal amounting to $26,155 and accrued interest amounting to $ 3,158.

In aggregate, Loans Payable Related Parties to June 30, 2011 totaled $33,613 made up of $29,815 for principal and $3,798 for accrued interest.

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

NOTE 5.	EQUITY

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

At June 30, 2011 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

- 15,000,000 common shares issued to a director for cash at $0.0001 on December 13, 2007

- 600,000 common shares issued for services at $0.0025 on December 13, 2007

- 2,000,000 common shares issued for a mining property at $0.01 on January10, 2007

-

On March 24, 2009 the company received approval of an S-1 Registration Statement filed with the Securities and Exchange Commission for 1,000,000 common shares at $0.0025, as follows:

-          2,400,000 common shares issued for cash on May 11, 2009

-          4,285,000 common shares issued for accounts payable on June 1, 2009

-          3,315,000 common shares issued to a related party for loan payable on June 13, 2009

- 2,500,000 common shares issued for a mining property on June 15, 2009

- 17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

NOTE 5.	EQUITY (Continued)

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

NOTE 6.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Interim Period

For the three month period April 1, 2011 to June 30, 2011 and comparable three month period in 2010

No sales or income was recorded for the year

Operating Costs and Expenses

Total expenses incurred during the period ended June 30, 2011 were $4,287 compared to nil for the same period in 2010. The amount of $4,287 was made up of audit expenses, mineral claim filing fees, State of Delaware annual fees and Edgar filing fees. Interest expense amounted to $688 for this filing period compared to $539 for the comparable period June 30, 2010. In the period ended June 30, 2011, additional loans were received and the interest was calculated on a larger amount of loans payable.

SELECTED FINANCIAL INFORMATION

June 30, 2011
Current Assets	$-
Total Assets	$-
Current Liabilities	$(39,134)
Stockholders' Equity	$(39,134)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $ nil at June 30, 2011 and had a bank overdraft of $20. We have arranged for sufficient addition loans to fund our limited levels of operations until December 31, 2011. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000,and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $33,313 due December 2012, accrued expenses and accrued expenses for accounts payable and audit amounting to $5,501. We will have adequate funds available to pay for our minimum level of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL MATTERS

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

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

In accordance with the requirements of the Securities Act, this 10-Q has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.

Chief Executive Officer, Chief
Financial Officer, Secretary,

/s/ Trevor Blank	Director	November 14, 2011
Trevor Blank	(Principal Executive Officer)