Form 10-Q
period 2011-09-30
TOA Distribution Systems Inc.
filed 2011-11-23
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter September  30, 2011 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of November 21, 2011

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS	F-1
	Unaudited Condensed Balance Sheets as of September 30, 2011 and March 31, 2011
	Unaudited Condensed Statements of Operations for the Six months ended September 30, 2011 and June 30, 2010
	Unaudited Condensed Statements Cash Flows for the Six months ended June 30, 2011 and June 30, 2010
	Notes to Unaudited Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	1
Item 3.	Controls And Procedures	2

PART II – OTHER INFROMATION

Item 1.	Legal Procedures	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Default Upon Senior Securities	3
Item 4.	Submission Of Matters To A Vote Of Security Holders	3
Item 5.	Other Information	3
Item 6.	Exhibits	3
	Signatures	4

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
September 30, 2011

Page

Financial Statements:	F-1

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Cash Flow	F-4

Notes to Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
(Unaudited)

	At September	At March
	30, 2011	31, 2011

ASSETS
Cash	$6,147	$97
Total Current Assets	6,147	97

LIABILITIES
Current Liabilities
Accrued Expenses	4,465	8,000
Accounts Payable	-	19
Loans Payable Related Parties- Principal (Note 4)	43,122	23,127
Loans Payable Related Parties- Accrued Interest (Note 4)	4,841	3,110
Total Current Liabilities	$52,428	$34,256

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at September 30, 2011
and March 31, 2011, respectively	47,100	47,100
Additional paid-in capital	49,650	49,650
Deficit Accumulated During the Development Stage	(143,031)	(130,909)
Total Stockholders’ Equity (Deficit)	$(46,281)	$(34,159)

Total Liabilities and Stockholders’ Equity	$6,147	$97

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
(Unaudited)

	3 Month Period Ending September 30, 2011	3 Month Period Ending September 30, 2010	6 Month Period Ending September 30, 2011	6 Month Period Ending September 30, 2010	Cumulative Amounts from Date of Incorporation April 2, 2007 to September 30, 2011
Revenue	$0	$0	$0	$0	$0
Expenses
General and Administrative	6,104	1,361	10,391	1,361	69,186
Impairment Expense-Mining Claim	-		-	-	26,250
Impairment Expense-Distribution Agmt	-		-	-	42,500
Total Expenses	6,104	1,361	10,391	1,361	137,936

Net Loss from Operations	(6,104)	(1,361)	(10,391)	(1,361)	(137,936)
Other Income and (Expense)
Foreign Exchange	-	-	-	(2)	33
Interest	(1,043)	(555)	(1,731)	(1,094)	(5,128)
Provision for Income Tax			-	-	-
Net Loss For The Period	(7,147)	(1,916)	(12,122)	(2,457)	(143,031)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
(Unaudited)

	6 Month Period Ending September 30, 2011	6 Month Period Ending September 30, 2010	Cumulative Amounts from Date of Incorporation April 2, 2007 to September 30, 2011
Operating Activities
Net Income (Loss)	(12,122)	(2,457)	(143,031)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	19,995	1,360	31,390
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	(19)	(316)	-
Increase (decrease) in accrued expenses	(3,535)	-	4,465
Increase (Decrease) in Accrued Interest-Related Party	1,731	1,094	4,841
Net Cash Provided (Used) by Continuing Operating Activities	6,050	(319)	(11,585)
Net Cash Provided (Used) by Investing Activities	-	-	-
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	11,732
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	0	17,732
Increase (Decrease) in Cash from Continuing Operations	6,050	(319)	6,147
Cash and Cash Equivalents at Beginning of Period	97	844	-
Cash and Cash Equivalents at End of Period	6,147	525	6,147
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Interest	1,731	1,094	4,841

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
September 30, 2011

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

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $143,031 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT (Continued)

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

Loans payable to a director totaled $4,392, made up of principal amounting to $3,660 and accrued interest of $732

Loans payable to shareholders totaled $43,571; made up of principal amounting to $39,462 and accrued interest amounting to $ 4,109

In aggregate, Loans Payable Related Parties to September 30, 2011 totaled $47,963 made up of $43,122 for principal and $4,841 for accrued interest.

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

At September 30, 2011 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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

The accompanying notes are an integral part of these Financial Statements

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

RESULTS OF OPERATIONS

Interim Period: For the three month period July 1, 2011 to September 30, 2011 and comparable three month period in 2010

No sales or income was recorded for the year

Operating Costs and Expenses

The net loss incurred for the three-month period ended September 30, 2011 amount to $7,147 compared to $1,916 for the comparable period in 2010. Total expenses incurred during the three-month period ended September 30, 2011 were $6,104 compared to $1,361 for the same period in 2010. The amount of $6,104 was made up of audit expenses, mineral claim fees and Edgar filing fees whereas in the comparable period expenses consisted of mineral claims filing fees only. Interest expense amounted to $1,043, for the three months ended September 30, 2011, an increase of $555 over the $488 for the comparable period September 30, 2010. In the period ended September 30, 2011, additional loans were received therefore interest was calculated on a larger principal amount of loans payable.

Interim Period: For the six month period April 1, 2011 to September 30, 2011 and comparable six month period in 2010

No sales or income was recorded for the year

Operating Costs and Expenses

The net loss incurred for the six-month period ended September 30, 2011 amount to $12,122 compared to $2,457 for the comparable period in 2010.Total expenses incurred during the six-month period ended September 30, 2011 were $10,391 compared to $1,361 for the same period in 2010. The amount of $10391 was made up of audit expenses, mineral claim filing fees, Edgar and XBRL fee whereas in the comparable period expenses consisted of mineral claims filing fees only. Interest expense amounted to $1,731, for the six-months ended September 30, 2011, an increase of $637 over the $1,094 for the comparable period September 30, 2010. In the period ended September 30, 2011, additional loans were received therefore interest was calculated on a larger principal amount of loans payable.

1

SELECTED FINANCIAL INFORMATION

September 30, 2011

Current Assets	$6,147
Total Assets	$6,147
Current Liabilities	$(52,428)
Stockholders' Equity	$(46,281)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $6,147 at September 30, 2011. During this period ended September 30, 2011we received loans from related parties amounting to $13,307 These loans will be sufficient to fund our limited levels of operations until December 31, 2011. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $47,963 due December 2012, accrued expenses and accrued expenses for accounts payable and audit amounting to $4,465. We have adequate funds available to pay expenses for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin receiving and selling water products. There is no assurance we will ever reach that stage.

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

2

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2011. There where no changes in our internal  control over financial  reporting during the  period  ended  September 30, 2010 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

3

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Trevor Blank	Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 21, 2011
Trevor Blank	(Principal Executive Officer)

4