Form 10-Q
period 2011-12-31
TOA Distribution Systems Inc.
filed 2012-02-14
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  X  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter December 31, 2011 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of February 14, 2012

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
December 31, 2011

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
(Unaudited)

	At December	At March
	31, 2011	31, 2011

ASSETS
Cash	$2,132	$97
Total Current Assets	2,132	97

LIABILITIES
Current Liabilities
Accrued Expenses	3,275	8,000
Accounts Payable	1,290	19
Loans Payable Related Parties- Principal (Note 4)	43,122	23,127
Loans Payable Related Parties- Accrued Interest (Note 4)	5,928	3,110
Total Current Liabilities	$53,615	$34,256

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at December 31, 2011
and March 31, 2011, respectively	47,100	47,100
Additional paid-in capital	49,650	49,650
Deficit Accumulated During the Development Stage	(148,233)	(130,909)
Total Stockholders’ Equity (Deficit)	$(51,483)	$(34,159)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,132	$97

 The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
(Unaudited)

	3 Month Period Ending December 31, 2011	3 Month Period Ending December 31, 2010	9 Month Period Ending December 31, 2011	9 Month Period Ending December 31, 2010	Cumulative Amounts from Date of Incorporation April 2, 2007 to December 31, 2011
Revenue	$0	$0	$0	$0	$0
Expenses
General and Administrative	4,115	966	14,505	2,327	73,300
Impairment Expense-Mining Claim	-		-	-	26,250
Impairment Expense-Distribution Agmt	-		-	-	42,500
Total Expenses	4,115	966	14,505	2,327	142,050

Net Loss from Operations	(4,115)	(966)	(14,505)	(2,327)	(142,050)
Other Income and (Expense)
Foreign Exchange	-	-	-	(2)	33
Interest	(1,087)	(559)	(2,819)	(1,653)	(6,216)
Provision for Income Tax			-	-	-
Net Loss For The Period	(5,202)	(1,525)	(17,324)	(3,982)	(148,233)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
(Unaudited)

	9 Month Period Ending December 31, 2011	9 Month Period Ending December 31, 2010	Cumulative Amounts from Date of Incorporation April 2, 2007 to September 30, 2011
Operating Activities
Net Income (Loss)	(17,324)	(3,982)	(148,233)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	19,995	2,326	31,390
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	1,271	(316)	1,290
Increase (decrease) in accrued expenses	(4,725)	-	3,275
Increase (Decrease) in Accrued Interest-Related Party	2,818	1,653	5,928
Net Cash Provided (Used) by Continuing Operating Activities	2,035	(319)	(15,600)
Net Cash Provided (Used) by Investing Activities	-	-	-
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	11,732
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	0	17,732
Increase (Decrease) in Cash from Continuing Operations	2,035	(319)	2,132
Cash and Cash Equivalents at Beginning of Period	97	844	-
Cash and Cash Equivalents at End of Period	2,132	525	2,132
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Interest	2,818	1,094	5,928

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through December 31, 2011
(Unaudited)

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001 per share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025 per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007 to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025 per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at $0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at $0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 9 month period ended December 31, 2011				(17,324)	(17,324)
Balance December 31, 2011	47,100,060	47,100	49,650	(148,233)	(51,483)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
December 31, 2011

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

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $148,233 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent. If Taste of Aruba receives funding as projected, the production facility is expected to be complete by March 31, 2012. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT (Continued)

post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its Distribution Agreement asset requires full impairment as no sale activities have occurred, no product is yet available for sale and funds to establish a sales and distribution operation have not been secured.

NOTE 4.                      LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties resulted from funds provided by a director and from shareholders of the company as cash loans, for payment of certain operating expenses and for services provided.

Loans payable to a director totaled $4,484, made up of principal amounting to $3,660 and accrued interest of $824

Loans payable to shareholders totaled $44,566; made up of principal amounting to $39,462 and accrued interest amounting to $ 5,104

In aggregate, Loans Payable Related Parties to December  31, 2011 totaled $49,050 made up of $43,122 for principal and $5,928 for accrued interest.

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

At December 31. 2011  we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

-  15,000,000 common shares issued to a director for cash at $0.0001 on December 13, 2007
-  600,000 common shares issued for services at $0.0025 on December 13, 2007
-  2,000,000 common shares issued for a mining property at $0.01 on January 10, 2007
- 2,400,000 common shares issued for cash on May 11, 2009
- 4,285,000 common shares issued for accounts payable on June 1, 2009
- 3,315,000 common shares issued to a related party for loan payable on June 13, 2009

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

RESULTS OF OPERATIONS

Interim Period: For the three month period October 1, 2011 to December 31, 2011 and comparable three month period in 2010

No sales or income was recorded for the year

Operating Costs and Expenses

The net loss incurred for the three-month period ended December 31, 2011 amounted to $5,202 compared to $1,525 for the comparable period in 2010. Total expenses incurred during the three-month period ended December 31, 2011 were $4,115 compared to $966 for the same period in 2010. The amount of $4,115 was made up of audit expenses $1,750, mineral claim fees of $1,025 and Edgar filing fees of $1,340 whereas in the comparable period expenses consisted of mineral claims filing fees only. Interest expense amounted to $1,087 for the three months ended December 31, 2011, an increase of $528 over the $559 for the comparable period ended December 31, 2010. In the period ended December 31, 2011, additional loans were received therefore interest was calculated on loans payable with higher principal amounts.

Interim Period: For the nine month period April 1, 2011 to December 31, 2011 and comparable nine month period in 2010

No sales or income was recorded for the year

Operating Costs and Expenses

The net loss incurred for the nine-month period ended December 31, 2011 amount to $17,324 compared to $3,982 for the comparable period in 2010.Total expenses incurred during the nine-month period ended December 31, 2011 were $14,505 compared to $2,327 for the same period in 2010. The amount of $14,505 was made up of audit expenses amounting to $5,250, mineral claim filing fees of $6,168, Edgar and XBRL fees of $2,844, bank charges of $137 and shipping and postage of $106, whereas in the comparable period expenses consisted of mineral claims filing fees only. Interest expense amounted to $2,819, for the nine-months ended December 31, 2011, an increase of $1,166 over the $1,653 for the comparable period December 31, 2010. In the period ended December 31, 2011, additional loans were received therefore interest was calculated on loans payable with higher principal amounts.

SELECTED FINANCIAL INFORMATION

September 30, 2011

Current Assets	$2,132
Total Assets	$2,132
Current Liabilities	$(53,615)
Stockholders' Equity	$(51,483)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $2,132 at December 31, 2011. During this nine-period ended December 31, 2011 we received loans from related parties amounting to $13,307. These loans and a commitment for any additional funds required through December 31, 2012. will be sufficient tofund our limited levels of operations. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $49,050 due December 2012, accrued expenses of $4,565 made up of audit, and mineral and Edgar fees amounting to $3,275 and $1,290 for accounts payable. These accruals and accounts payable exceed our cash available by $2,433. We have commitments from related parties and shareholders for additional funds to pay outstanding payables and expenses for our minimum level of operations through December 31, 2012.

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

There has been no change in our internal control over financial reporting during the current reporting period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2011. There where no changes in our internal  control over financial  reporting during the  period  ended  December 31, 2010 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Trevor Blank	Chief Executive Officer, Chief Financial Officer, Secretary, Director	February 14, 2012
Trevor Blank	(Principal Executive Officer)