Form 10-K
period 2012-03-31
TOA Distribution Systems Inc.
filed 2012-06-29
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  X  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

47,100,060 shares of Common Stock, $0.001 par value, as of  June 19, 2012

Documents incorporated by reference –

   3.1    - Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007

          - Amendment to By-Laws dated August 13, 2009

 99.2  - Geologist Report

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

The Company also resolved to change its corporate focus, moving from mining and exploration into bottled drinking water distribution. In conjunction with this change of focus, the Company board pf directors resolved to sell its two mining properties described as the Riverbend Property and the Surprise Claims. Subsequent to the end of this period ended March 31, 2012, the Company completed the sale of these two claims

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water.  The water will be bottled in a patented biodegradable bottle that will completely beak down in a landfill site with five years.  The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, and Guam, and all of Canada.

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

There is no market for our shares, as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. We anticipated that we will file for our trading symbol in 2012. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and we are able to sell all the underlying common stock thereby raising a total of $25,000.00.  The S-1 Registration Statement became effective on March 25, 2009 and qualified 1,00,000 shares of the Company’s common stock to be sold by June 30, 2009 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering. The offering was fully subscribed for and the Company raised cash, reduced loans payable and reduced accounts payable.

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

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY IN THE BUSINESS OF BOTTLED WATER DISTRIBUTION.  ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR  BUSINESS OBJECTIVES.

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

We may incur substantial costs in pursuing future capital  financing,  including investment banking fees, legal fees,  accounting fees, securities law compliance fees,  printing  and  distribution  expenses  and  other  costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue,  such as convertible  notes and warrants,  which may adversely impact our cash

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS.

We incurred a net loss of $26,606 for the year ended March 31, 2012. As at March 31, 2012 we had an accumulated deficit in the aggregate amount of $157,515.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE  AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR  RELATIONSHIPS  WITH LENDERS,  INVESTORS AND SUPPLIERS.

Our independent registered public  accounting  firm,  Seale & Beers CPAs LLC,  have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2012  with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has an accumulated deficit of $157,515 at March 31, 2012, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

•
dilution  caused by our issuance of additional  shares of common stock and  other  forms of  equity securities,  which we  expect to make in connection  with future capital  financings to fund our operations and growth,  to attract and retain  valuable  personnel  and in connection with future strategic partnerships with other companies;

•	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
•	fluctuations in revenue from our mineral business as new reserves come to market;
•	changes in the market for commodities or in the capital markets generally;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts' estimates affecting us, our competitors or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets; and

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

•
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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2012 compared to March 31, 2011.

No sales or income was recorded for the year

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2012 totalling $26,606 compared to $7,803 for the same period ending March 31, 2011.  Office and Administration costs amounted to $22,666 in the year ended March 31, 2012 compared to $5,577 during same period ended March 31, 2011, the difference made up primarily of higher professional fees. Impairment Expense-Mining Claims totalled $0 in the period ended March 31, 201 compared to $6,250 for the comparable period ended March 31, 2010. Foreign Exchange amounted to a loss of $Nil in the Year Ended March 31, 2012 compared to a loss of $3 in the comparable period ended March 31, 2011. Interest expense amounted to $3,940 in the period ended March 31, 2012 compared to $2,223 in the comparable period ended March 31, 2011, the increase in 2012 amounting to $1,717. In the period ended March 31, 2012, additional loans were received and the interest was calculated on a larger amount of loans payable.

SELECTED FINANCIAL INFORMATION

March31, 2012
Current Assets	$1,812
Total Assets	$1,812
Current Liabilities	$(62,577)
Stockholders' Equity	$(60,765)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $1,812 at March 31, 2012. We have arranged for sufficient addition loans to fund our limited levels of operations until December 31, 2012. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000,and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713. We have loans payable including interest amounting to $54,752 due December 2012 and accounts payable amounting to $2,955. We have accrued expenses for the last quarter ending March 31, 2012 amounting to $4,860 for estimated professional and filing fees. We will have adequate funds available to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2012 and 2011 and for each of years in the two year period ended March 31, 2012. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates..

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2012 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2012 and 2011.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2012.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II - FINANCIAL INFORMATION

ITEM 7:  FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our consolidated audited financial statements for the fiscal year ended March 31, 2012 follow. These financial statements include as well, accumulated costs from inception on April 2, 2007 to March 31, 2012

FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Financial Statements
March 31, 2012

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Cash Flow	F-4

Notes to Financial Statements	F-5 to F-10

SEALE AND BEERS, CPAs
*PCAOB & CPAB REGISTERED AUDITORS*
www.sealebeers.com

## REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

**To the Board of Directors and Stockholders of**
**TOA Distribution Systems Inc. (fka Skyhigh Resources Inc.)**
**(A Development Stage Company)**

We have audited the accompanying balance sheets of TOA Distribution Systems Inc. (fka Skyhigh Resources Inc.) (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2012 and since inception on April 2, 2007 through March 31, 2012. TOA Distribution Systems Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems Inc. (A Development Stage Company) as of March 31, 2012 and 2011, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March, 31 2012 and since inception on April 2, 2007 through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
June 29, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets

	At March	At March
	31, 2012	31, 2011

ASSETS
Cash	$1,812	$97
Total Current Assets	1,812	97

LIABILITIES
Current Liabilities
Accrued Expenses	4,860	8,000
Accounts Payable	2,955	19
Loans Payable Related Parties- Principal (Note 6)	47,712	23,127
Loans Payable Related Parties- Accrued Interest (Note 6)	7,050	3,110
Total Current Liabilities	$62,577	$34,256

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at March 31, 2012
and March 31, 2011, respectively	47,100	47,100
Additional paid-in capital	49,650	49,650
Deficit Accumulated During the Development Stage	(157,515)	(130,909)
Total Stockholders’ Equity (Deficit)	$(60,765)	$(34,159)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,812	$97

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations

	Year Ended March 31, 2012	Year Ended March 31, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to March 31, 2012
Revenue	$0	$0	$0
Expenses
General and Administrative	22,666	5,577	81,461
Impairment Expense-Mining Claim	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	42,500
Total Expenses	22,666	5,577	150,211

Net Loss from Operations	(22,666)	(5,577)	(150,211)
Other Income and (Expense)
Foreign Exchange	-	(3)	33
Interest	(3,940)	(2,223)	(7,337)
Provision for Income Tax	-	-	-
Net Loss For The Period	(26,606)	(7,803)	(157,515)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows

	Year Ended March 31, 2012	Year Ended March 31, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to March 31, 2012
Operating Activities
Net Income (Loss)	(26,606)	(7,803)	(157,515)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	19,995	1,129	31,390
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	2,936	(297)	2,955
Increase (decrease) in accrued expenses	(3,140)	4,000	4,860
Increase (Decrease) in Accrued Interest-Related Party	3,376	2,224	6,486
Increase (Decrease) in Accrued Interest-Others	564		564
Net Cash Provided (Used) by Continuing Operating Activities	(2,875)	(747)	(20,510)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	11,732
Cash provided by (Used for) Notes Payable- Others	4,590		4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	4,590	-	22,322
Increase (Decrease) in Cash from Continuing Operations	1,715	(747)	1,812
Cash and Cash Equivalents at Beginning of Period	97	844	-
Cash and Cash Equivalents at End of Period	1,812	97	1,812
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Interest	3,940	2,224	6,486

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through March 31, 2012

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	-	$-	$-	$-	$-
Common Stock issued for cash at $0.0001 per
share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025
per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property
at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007
to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025
per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -
related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at
$0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at
$0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement
at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 12 month period ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2011	47,100,060	47,100	49,650	(157,515)	(60,765)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
March 31, 2012

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

c)           Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2012 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

j)           Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2012.

k)           Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2012.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $157,515 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4.                      RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

NOTE 5.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent. If Taste of Aruba receives funding as projected, the production facility is expected to be complete by November 2012. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

NOTE 6.                      LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

Loans payable to a director totaled $4,577 made up of principal amounting to $3,660 and accrued interest of $917

Loans payable to a closely associated business totaled $50,185; made up of principal amounting to $44,052 and accrued interest amounting to $ 6,133

In aggregate, Loans Payable Related Parties to March 31, 2012 totaled $54,762 made up of $47,712 for principal and $7,050 for accrued interest.

NOTE 7.                      EQUITY

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

At March 31. 2012 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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

NOTE 8.                      SUBSEQUENT EVENTS

Subsequent to the end of the reporting period, on May 21, 2012 the Company completed an agreement to sell its two (2) mineral claims titled Strom Creek Surprise Claims and Fraser Claims. Under the terms of the agreement the purchaser to whom the Company was indebted agreed to pay twenty five thousand dollars ($25,000) the payment made as a reduction to its loans receivable, the current 10% rate of interest payable reduced to 5%, and an agreement to extent the loan payment date to November 30, 2012.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2012. There where no changes in our internal  control over financial  reporting during the  period  ended  March 31, 2012 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

Name	Age	Position
Trevor Blank	64	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

No formal Board of Directors meetings were called during the year ended March 31, 2012. The Board of Directors which is comprised of one individual performs it meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

ANNUAL SHAREHOLDER MEETINGS

We have not yet held an annual shareholders meeting.

LEGAL MATTERS

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

·	involvement in any bankruptcy;
·	involvement in any conviction in a criminal proceeding;
·	being subject to a pending criminal proceeding;
·
being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

·
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

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Trevor Blank, President CEO & CFO/Director	2011	0	0	0	0	0	0	0
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

Kenora Gold Corp

Name and Address Beneficial	No. Of Shares	Ownership After
Owner (1)	Before Offering	Offering based
		on 2,760,000
		issued

Trevor Blank
859 S. Haskell, Central Point, OR	15,000,000	31.85%
97502
Kenora Gold Corp	3,315,000	7.04%
7255 East San Alfredo Dr
Scottsdale AZ 85254
Hillside Management Inc
113 Barkdale Professional Centre	2,400,000	5.10%
Newark DE 19711
JLA Enterprises Inc
113 Barkdale Professional Centre	4,825,000	9.10%

Name and Address Beneficial	No. Of Shares	Ownership After
Owner (1)	Before Offering	Offering based
		on 2,760,000
		issued
Newark DE 19711
Taste of Aruba
7702 E Doubletree Ranch Road	17,000,000	36.09%
Scottsdale AZ 85258
All 5% holders, Officers and
Directors as a Group	42,540,000	89.17%

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

*      Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates  Chartered,  independent  public  accountants,  are our  principal accountants.  They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March31, 2012

Audit fees	$ 9,750
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

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

By: /s/ Trevor B lank
Trevor Blank
Chief Executive Officer, Chief Financial Officer, Secretary and Director

In accordance with the requirements of the Securities Act, this 10-K has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Trevor Blank	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 29, 2012
Trevor Blank	(Principal Executive Officer)