Form 10-Q
period 2012-06-30
TOA Distribution Systems Inc.
filed 2012-08-14
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended June 30, 2012

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter June 30, 2012 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of August 3, 2012

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
June 30, 2012

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets

	At June	At March
	30, 2012	31, 2012

ASSETS
Cash	$1,042	$1,812
Total Current Assets	1,042	1,812

LIABILITIES
Current Liabilities
Accrued Expenses	2,220	4,860
Accounts Payable	6,397	2,955
Loans Payable Related Parties- Principal (Note 4)	28,634	47,712
Loans Payable Related Parties- Accrued Interest (Note 4)	4,499	7,050
Total Current Liabilities	$41,750	$62,577

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at June 30, 2012
and June 30, 2011, respectively	47,100	47,100
Additional paid-in capital	74,650	49,650
Deficit Accumulated During the Development Stage	(162,458)	(157,515)
Total Stockholders’ Equity (Deficit)	$(40,708)	$(60,765)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,042	$1,812

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations

	3 month Ended June 30, 2012	3 month Ended June 30, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to June 30, 2012
Revenue	$0	$0	$0
Expenses
General and Administrative	4,281	4,287	85,742
Impairment Expense-Mining Claim	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	42,500
Total Expenses	4,281	4,287	154,492

Net Loss from Operations	(4,281)	(4,287)	(154,492)
Other Income and (Expense)
Foreign Exchange	-	-	33
Interest	(662)	(688)	(7,999)
Provision for Income Tax	-	-	-
Net Loss For The Period	(4,943)	(4,975)	(162,458)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows

	3 month EndedJune 30, 2012	3 month EndedJune 30, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to June 30, 2012
Operating Activities
Net Income (Loss)	(4,943)	(4,975)	(162,458)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	2,710	6,688	34,100
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	3,442	(19)	6,397
Increase (decrease) in accrued expenses	(2,640)	(2,499)	2,220
Increase (Decrease) in Accrued Interest-Related Party	661	688	7,147
Increase (Decrease) in Loans Payable-Related Party	-		0
Increase (Decrease) in Accrued Interest-Others	-		564
Net Cash Provided (Used) by Continuing Operating Activities	(770)	(117)	(21,280)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	11,732
Cash provided by (Used for) Notes Payable- Others	-		4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	22,322
Increase (Decrease) in Cash from Continuing Operations	(770)	(117)	1,042
Cash and Cash Equivalents at Beginning of Period	1,812	97	-
Cash and Cash Equivalents at End of Period	1,042	(20)	1,042
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	25,000	-	25,000
Interest	661	688	7,147

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through June 30, 2012

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001 per
share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025
per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property
at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007
to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025
per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -
related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at
$0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at
$0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement
at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 12 month period ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2012	47,100,060	47,100	49,650	(157,515)	(60,765)
Contributed Capital- Note 6			25,000		25,000
Deficit for - 3 month period ended June 30, 2012				(4,943)	(4,943)
Balance June 30, 2012	47,100,060	47,100	74,650	(162,458)	(40,708)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
June 30, 2012

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

The Company owned two (2) mineral properties, which were acquired by issuing stock to related parties and which had been fully impaired. These claims were deemed surplus, had been held for sale for about two years and were sold in May 2012.

It is management’s opinion that all adjustments necessary for a fair statement of the results for this interim period have been made and all adjustments made are of a normal recurring nature.

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $162,458 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of
Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as projected, the production facility is

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT (Continued)

projected to be complete by December 31, 2012. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6  at $0.025 per share.

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

Loans payable to a director totaled $4,668, made up of principal amounting to $3,660 and accrued interest of $1,008

Loans payable to Related Parties totaled $28,466; made up of principal amounting to $24,974 and accrued interest amounting to $ 3,491. See Note 6 for additional information.

In aggregate, Loans Payable Related Parties to June 30, 2012 totaled $33,133 made up of $28,634 for principal and $4,499 for accrued interest.

During this current period we sold our two mineral claims to the Related Party for $25,000. This amount was used to reduce Related Party Loans owing by $21,788 and reduce Related Party Accrued Interest payable by 3,212.

Up to September 30, 2009 the Related Party Loans were without defined interest or payment terms and were payable on demand. In the quarter ended September 30, 2009 Loan Agreements were entered into which clarified and confirmed the terms and conditions. Commencing October 1, 2009, the outstanding amount and subsequent amounts, were payable on demand, interest accrued at the rates of 10% per annum and if earlier demand for payment was not made, the loans are payable November 30, 2012. On May 1, 2012 the interest rate was reduced to 5% per annum and the due date was extended to November 30, 2013

NOTE 5.                      EQUITY

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

During this current period, we sold our two mineral claims for $25,000. As the sale was made to a related party, the sale amount was recorded to Additional Paid In Capital and not treated as a gain.

At June 30, 2012 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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

NOTE 5.                      EQUITY (Continued)

- 2,500,060 common shares issued for a mining property on June 15, 2009
- 17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

NOTE 6.                      CONTRIBUTED SURPLUS

The Company owned two (2) mineral claims that had been deemed surplus and fully impaired. On to May 1, 2012 these claims were sold to a related party to whom the Company had loans payable. The terms of the sale was a reduction of the loans payable including proportionate accrued interest amounting to Twenty-Five Thousand Dollar, ($25,000.00), an extension on the due date of the loan to November 13, 2013, a reduction of the rate of interest payable to 5% and the issuance by the purchaser of shares in two private companies. These shares were valued at $0 therefore there was no impact on the financial statements. These shares were distributed equally to each of the shareholders of the Company.

NOTE 7.                      SUBSEQUENT EVENTS

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

Subject to receiving adequate funding and the water product being available from Taste of Aruba products, we will selectively target various distribution outlets / locations such as airports, trade shows, exhibitions and other public activities which attract large gatherings of people.

RESULTS OF OPERATIONS

Interim Period: For the three month period ended June 30, 2012 and comparable three month period in 2011

No sales or income was recorded for the year

Operating Costs and Expenses

The net loss incurred for the three-month period ended June 30, 2012 amounted to $4,943 compared to $4,975 for the comparable period in 2011. Total expenses incurred during the three-month period ended June 30, 2012 were $4,281 compared to $4,287 for the same period in 2011. The amount of $4,281 was made up of audit expenses $1,750, stock transfer fees of $2,002 and Edgar filing fees of $470 whereas in the comparable period expenses consisted of audit expenses in the amount $1,750, mineral claims filing fees amounting to $1,349, Edgar filing fees of $1,054 and miscellaneous fees totalling $134. Interest expense amounted to $662 for the three month period ended June 30, 2012, compared to $ 688 for the comparable period ended June 30, 2011.

SELECTED FINANCIAL INFORMATION

June 30, 2011
Current Assets	$1,042
Total Assets	$1,042
Current Liabilities	$(41,750)
Stockholders' Equity	$(40,708)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $1,042 June 30, 2012. During this three-period ended June 30, 2012 we received loans from related parties amounting to $2,710. These loans and a commitment for any additional funds required through December 31, 2012 will be sufficient to fund our limited levels of operations. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $33,133 due December 2013, accrued expenses of $2,220 made up of audit, and Edgar fees amounting and $6,397 for accounts payable. These accruals and accounts payable exceed our cash available by $7,575. We have commitments from related parties and shareholders for additional funds to pay outstanding payables and expenses for our minimum level of operations through December 31, 2012.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2012. There where no changes in our internal controls over financial  reporting during the  period  ended  June 30, 2012 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Trevor Blank	Chief Executive Officer, Chief Financial Officer, Secretary, Director	August 13, 2012
Trevor Blank	(Principal Executive Officer)