Form 10-Q
period 2012-09-30
TOA Distribution Systems Inc.
filed 2012-11-14
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended September 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company☑

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

47,100,060 shares of Common Stock, $0.001 par value, as of November 12, 2012

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
September 30, 2012

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets

	At Sept	At March
	30, 2012	31, 2012

ASSETS
Cash	$638	$1,812
Total Current Assets	638	1,812

LIABILITIES
Current Liabilities
Accrued Expenses	2,230	4,860
Accounts Payable	6,467	2,955
Loans Payable Related Parties- Principal (Note 4)	30,479	47,712
Loans Payable Related Parties- Accrued Interest (Note 4)	4,926	7,050
Total Current Liabilities	$44,102	$62,577

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at Sept 30, 2012 and Mar 31, 2012, respectively	47,100	47,100
Additional paid-in capital	74,650	49,650
Deficit Accumulated During the Development Stage	(165,214)	(157,515)
Total Stockholders’ Equity (Deficit)	$(43,464)	$(60,765)

Total Liabilities and Stockholders’ Equity (Deficit)	$638	$1,812

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations

	3 Month Period Ending Sept 30, 2012	3 Month Period Ending Sept 30, 2011	6 month Period Ended Sept 30, 2012	6 month Period Ended Sept 30, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to Sept 30, 2012
Revenue	$0	$0			$0
Expenses
General and Administrative	2,330	6,104	6,611	10,391	88,072
Impairment Expense-Mining Claim	—	—	—	—	26,250
Impairment Expense-Distribution Agmt	—	—	—	—	42,500
Total Expenses	2,330	6,104	6,611	10,391	156,822

Net Loss from Operations	(2,330)	(6,104)	(6,611)	(10,391)	(156,822)
Other Income and (Expense)
Foreign Exchange	—	—			33
Interest	(426)	(1,043)	(1,088)	(1,731)	(8,425)
Provision for Income Tax	—	—	—
Net Loss For The Period	(2,756)	(7,147)	(7,699)	(12,122)	(165,214)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows

	6 month Period Ended Sept 30, 2012	6 month Period Ended Sept 30, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to Sept 30, 2012
Operating Activities
Net Income (Loss)	(7,699)	(12,122)	(165,214)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	4,555	19,995	34,100
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	3,512	(19)	6,467
Increase (decrease) in accrued expenses	(2,630)	(3,535)	2,230
Increase (Decrease) in Accrued Interest-Related Party	1,088	1,731	7,574
Increase (Decrease) in Loans Payable-Related Party	-		-
Increase (Decrease) in Accrued Interest-Others	-		564
Net Cash Provided (Used) by Continuing Operating Activities	(1,174)	6,050	(23,529)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-		4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	24,167
Increase (Decrease) in Cash from Continuing Operations	(1,174)	6,050	638
Cash and Cash Equivalents at Beginning of Period	1,812	97	-
Cash and Cash Equivalents at End of Period	638	6,147	638
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	25,000	-	25,000
Interest	1,088	1,731	7,574

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through September 30, 2012

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001 per share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025 per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007 to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)

Common Stock issued for Cash at $0.0025 per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable - related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at $0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at $0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 12 month period ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2012	47,100,060	47,100	49,650	(157,515)	(60,765)
Contributed Capital- Note 6			25,000		25,000
Deficit for - 6 month period ended Sept 30, 2012				(7,699)	(7,699)
Balance September 30, 2012	47,100,060	47,100	74,650	(165,214)	(43,464)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
September 30, 2012

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $165,214 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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
September 30, 2012

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

NOTE 4. LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties resulted from funds provided by a director and from shareholders of the company as cash loans for payment of certain operating expenses and for services provided.

Loans payable to a director totaled $4,760, made up of principal amounting to $3,660 and accrued interest of $1,100 Loans payable to Related Parties totaled $30,645; made up of principal amounting to $26,819 and accrued interest amounting to $ 3,826. See Note 6 for additional information.

In aggregate, Loans Payable Related Parties to September 30, 2012 totaled $35,405 made up of $30,479 for principal and $4,926 for accrued interest.

During the quarter ended June 30, 2012, we sold our two mineral claims to the Related Party for $25,000. This amount was used to reduce Related Party Loans principal owing by $21,788 and reduce Related Party Accrued Interest payable by $3,212.

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
September 30, 2012

NOTE 5. EQUITY (Continued)

- 2,500,060 common shares issued for a mining property on June 15, 2009
- 17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

NOTE 6. CONTRIBUTED SURPLUS

The Company owned two (2) mineral claims that had been deemed surplus and fully impaired. On to May 1, 2012 these claims were sold to a related party to whom the Company had loans payable. The terms of the sale was a reduction of the loans payable and proportionate accrued interest in aggregate amounting to Twenty-Five Thousand Dollar, ($25,000.00), an extension on the due date of the loan to November 13, 2013, a reduction of the rate of interest payable to 5% and the issuance by the purchaser of shares in two private companies. These shares were valued at $0 therefore there was no impact on the financial statements. These shares were distributed equally to each of the shareholders of the Company.

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

RESULTS OF OPERATIONS

Interim Period: For the three month period ended September 30, 2012 and comparable three month period in 2011

No sales or income was recorded for the year

Operating Costs and Expenses

The net loss incurred for the three-month period July 1, 2012 to September 30, 2012 amounted to $2,756 compared to $7,147 for the comparable period in 2011. Total expenses incurred during the three-month period ended July 1, 2012 to September 30 were $2,330 compared to $6,104 for the same period in 2011. The amount of $2,330 was made up of audit expenses $1,750, and Edgar filing fees of $480 whereas in the comparable 2011 period expenses consisted of audit expenses in the amount $1,750, mineral claims filing fees amounting to $1,349, Edgar filing fees of $1,054 and miscellaneous fees totalling $134. Interest expense amounted to $426 for the three month period ended September 30, 2012, compared to $ 1,043 for the comparable period ended September 30, 2011.

The net loss incurred for the six-month period ended September 30, 2012 amounted to $7,699 compared to $12,122 for the comparable period in 2011. Total expenses incurred during the six-month period ended September 30, 2012 were $6,611 compared to $10,391 for the same period in 2011. The amount of $6,611 was made up of audit expenses of $3,500, $2,002 for stock transfer fees, bank service charges of $149 and Edgar filing fees of $960 whereas in the comparable 2011 period expenses consisted of audit expenses in the amount $3,500, mineral claims filing fees amounting to $5,143, Edgar filing fees of $1,054, bank services charges of $137 and miscellaneous fees totalling $107. Lower cost of mineral claims fees in the current period were as a result of the Company’s sale of its two claims in the period ended June 30, 2012.  Interest expense amounted to $1,088 for the six-month period ended September 30, 2012, compared to $ 1,731 for the comparable period ended September 30, 2011.

SELECTED FINANCIAL INFORMATION

September 30, 2012
Current Assets	$638
Total Assets	$638
Current Liabilities	$(44,102)
Stockholders' Equity	$(43,464)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $638 June 30, 2012. During this six-month period ended $September 30, 2012 we received loans from related parties amounting to $1,845. These loans and a commitment for any additional funds required through December 31, 2012 will be sufficient to fund our limited levels of operations. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

3

We have loans payable including interest amounting to $35,405 due December 2013, accrued expenses of $2,230 made up of audit fees and Edgar fees, and $6,467 for accounts payable. These accruals and accounts payable exceed our cash available by $7,959. We have commitments from related parties and shareholders for additional funds to pay outstanding payables and expenses for our minimum level of operations through December 31, 2012.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2012. There where no changes in our internal controls over financial reporting during the  period  ended  September 30, 2012 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

4

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

5

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the Registrant has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Securities Act, this 10-Q has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Trevor Blank	Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 14, 2012
Trevor Blank	(Principal Executive Officer)

6