Form 10-Q
period 2012-12-31
TOA Distribution Systems Inc.
filed 2013-01-31
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended December 31, 2012

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

5700 University West Blvd, Suite 304, Albuquerque NM 87106
(Address of principal executive offices)

(formerly 1791 Marcy Lynn Court, San Jose CA 95124)

505 919 8036
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

47,100,060 shares of Common Stock, $0.001 par value, as of January 29, 2013

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets

	At December	At March
	31, 2012	31, 2012

ASSETS
Cash	$518	$1,812
Total Current Assets	518	1,812

LIABILITIES
Current Liabilities
Accrued Expenses	2,150	4,860
Accounts Payable	4,237	2,955
Loans Payable Related Parties- Principal (Note 4)	35,225	47,712
Loans Payable Related Parties- Accrued Interest (Note 4)	5,388	7,050
Total Current Liabilities	$47,000	$62,577

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at December 31, 2012
and Mar 31, 2012, respectively	47,100	47,100
Additional paid-in capital	74,650	49,650
Deficit Accumulated During the Development Stage	(168,232)	(157,515)
Total Stockholders’ Equity (Deficit)	$(46,482)	$(60,765)

Total Liabilities and Stockholders’ Equity (Deficit)	$518	$1,812

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations

	3 Month Period Ending Dec 31, 2012	3 Month Period Ending Dec 31, 2011	9 month Period Ended Dec 31, 2012	9 month Period Ended Dec 31, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to Dec 31, 2012
Revenue	$0	$0	$0	$0	$0
Expenses
General and Administrative	2,555	4,115	9,166	14,505	90,627
Impairment Expense-Mining Claim	-	-	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	-	-	42,500
Total Expenses	2,555	4,115	9,166	14,505	159,377

Net Loss from Operations	(2,555)	(4,115)	(9,166)	(14,505)	(159,377)
Other Income and (Expense)
Foreign Exchange	-	-			33
Interest	(463)	(1,087)	(1,551)	(2,819)	(8,888)
Provision for Income Tax	-	-			-
Net Loss For The Period	(3,018)	(5,202)	(10,717)	(17,324)	(168,232)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows

	9 month Period Ended Dec 31, 2012	9 month Period Ended Dec 31, 2011	Cumulative Amounts from Date of Incorporation April 2, 2007 to Dec 31, 2012
Operating Activities
Net Income (Loss)	(10,717)	(17,324)	(168,232)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	9,301	19,995	38,846
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	1,282	1,271	4,237
Increase (decrease) in accrued expenses	(2,710)	(4,725)	2,150
Increase (Decrease) in Accrued Interest-Related Party	1,550	2,818	8,036
Increase (Decrease) in Loans Payable-Related Party	-	-	-
Increase (Decrease) in Accrued Interest-Others	-	-	564
Net Cash Provided (Used) by Continuing Operating Activities	(1,294)	2,035	(23,649)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-	-	4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	24,167
Increase (Decrease) in Cash from Continuing Operations	(1,294)	2,035	518
Cash and Cash Equivalents at Beginning of Period	1,812	97	-
Cash and Cash Equivalents at End of Period	518	2,132	518
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	25,000	-	25,000
Interest	1,088	2,818	7,574

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through December 31, 2012

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001 per
share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025
per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property
at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007
to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025
per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -
related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at
$0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at
$0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement
at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 12 month period ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2012	47,100,060	47,100	49,650	(157,515)	(60,765)
Contributed Capital- Note 6			25,000		25,000
Deficit for - 9 month period ended Dec 31, 2012				(10,717)	(10,717)
Balance December 31, 2012	47,100,060	47,100	74,650	(168,232)	(46,482)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
December 31, 2012

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

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $168,232 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

projected to be complete by August 31, 2013. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

Loans payable to a former director totaled $4,852, made up of principal amounting to $3,660 and accrued interest of $1,192. Loans payable to Related Parties totaled $35,761 made up of principal amounting to $31,565 and accrued interest amounting to $ 4,196. See Note 6 for additional information.

In aggregate, Loans Payable Related Parties to December 31, 2012 totaled $40,613 made up of $35,225 for principal and $5,388 for accrued interest.

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

At December 31, 2012 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

During this quarter ended December 31, 2012 on November 17, 2012, the Company filed a Form 8-K, Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers with the Securities and Exchange Commission. This 8-K filing disclosed the resignation of Trevor Blank as a Director and from all officer positions held with the Company. Concurrent with Mr. Blank’s resignation, Mr. Andy Ruppanner was appointed to serve as sole director and as President and CEO, Vice-President and CFO, Secretary and Treasurer.

RESULTS OF OPERATIONS

Interim Period: For the three month period ended December 31, 2012 and comparable three month period in 2011

No sales or income was recorded for this period

Operating Costs and Expenses

The net loss incurred for the three-month period October 1, 2012 to December 31, 2012 amounted to $3,018 compared to $5,202 for the comparable period in 2011. Total expenses incurred during the three-month period October 1, 2012 to December 31, 2012 were $2,555 compared to $4,115 for the same period in 2011. The amount of $2,555 was made up of audit expenses $1,750, and Edgar filing fees of $785 and bank fees of $20 whereas in the comparable 2011 period expenses totalling $4,115 consisted of audit expenses in the amount $2,250, mineral claims filing fees amounting to $1,025, and Edgar filing fees of $840. Interest expense amounted to $436 for the three-month period ended December 31, 2012, compared to $ 1,087 for the comparable period in 2011.

Interim Period: For the nine month period ended December 31, 2012 and comparable nine month period in 2011

No sales or income was recorded for this period

Operating Costs and Expenses

The net loss incurred for the nine-month period ended December 31, 2012 amounted to $10,717 compared to $17,324 for the comparable period in 2011. Total expenses incurred during the nine-month period ended December 31, 2012 were $9,166 compared to $14,505 for the same period in 2011. The amount of $9,166 was made up of audit expenses of $5250, $2,002 for stock transfer fees, bank service charges of $169 and Edgar filing fees of $1,745 whereas in the comparable 2011 period expenses of $14,505 consisted of audit expenses in the amount $5,250, mineral claims filing fees amounting to $6,168, Edgar filing fees of $2,844, bank services charges of $137 and miscellaneous fees totalling $107. Lower cost of mineral claims fees in the current period were as a result of the Company’s sale of its two claims in the period ended June 30, 2012.  Interest expense amounted to $1,551 for the nine-month period ended December 31, 2012, compared to $ 2,818 for the comparable period ended December 31, 2011.

SELECTED FINANCIAL INFORMATION
December 31, 2012

Current Assets	$518
Total Assets	$518
Current Liabilities	$(47,000)
Stockholders' Equity	$(46,482)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $518 on December 31, 2012. During this nine-month period ended December 31, 2012 we received loans from related parties amounting to $4,745. These loans and a commitment for any additional funds required through March 31, 2013 will be sufficient to fund our limited levels of operations. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $40,613 due December 2013, accrued expenses of $2,150 made up of audit fees and Edgar fees, and $4,237 for accounts payable. These accruals and accounts payable exceed our cash available by $5,767. We have received commitments from related parties and shareholders for additional funds to pay expenses for our minimum level of operations through March 31, 2013.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2012. There where no changes in our internal controls over financial reporting during the  period  ended  December 31, 2012 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	January 25, 2013
Trevor Blank	(Principal Executive Officer)