Form 10-K
period 2013-03-31
TOA Distribution Systems Inc.
filed 2013-07-03
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2013

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

5700 University West Blvd West, Suite 304
Albuquerque, NM 87106
(Address of Principal Executive Offices) (Zip Code)
Former address
1791 Marcy Lynn Court, San Jose, CA 95124

505-919-8036
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter March 31, 2013 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of June 28, 2013

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

PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

TOA Distribution Inc (formerly Skyhigh Resources, Inc) (the "Company") was incorporated in the State of Delaware on April 2, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are a development stage Company with no revenues and a limited operating history. The principal executive offices are located at, 5700 University West Blvd West, Suite 304, Albuquerque, NM 87106.

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

The Company resolved to change its corporate focus, moving from mining and exploration into bottled drinking water distribution. On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water.  The water will be bottled in a patented biodegradable bottle that will completely break down in a landfill site within five years.  The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, and Guam, and all of Canada.

In conjunction with this change of focus, the Company board of directors resolved to sell its two mining properties described as the Riverbend Property and the Surprise Claims. We concluded the sale of these two claims in May 2012.

As of the date of this 10-K filing we have not had any revenues and had not begun operations. We have a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products.  Our Company has no employees at the present time with the general administration being performed at no cost by a Com[any shareholder. We do not expect to commence earning revenues for the foreseeable future.

There is no market for our shares, as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. We anticipated that we will file for our trading symbol in 2013. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services available for sale  pending completion of a water bottling plant by Taste of Aruba  and we have no other product or service planned or announced to the public. As a result, we have no customers or consumers of our products and we have no principal suppliers or sources for raw materials.   Government approval  if and as required will be provided by Taste of Aruba during their production of the bottled water products.

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

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

We will be required to comply with many governmental regulations, although our supplier, Taste of Aruba will have the ultimate responsibility for the production and therefore the quality of the finished product. Our responsibility will apply to the education of our sales agents in the correct storage and distribution where to the best of our knowledge there are limited regulations.

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY THE SALE AND DISTRIBUTION OF THE PRODUCT AND IMACT OUR COSTS..

Our product is water that we purchase as a finished product, therefore we foresee no environmental concerns in that regard. The bottle in which the water is package is unique in the industry as it is biodegradable and will completely break down in a landfill site within five years

EMPLOYEES

Corporate Office

We currently have no employees. We use a related party-shareholder for bookkeeping services. Corporate Administrative and Chief Financial Officer duties are performed by our President and Director Andy Ruppanner.

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

We incurred a net loss of $17,132 for the year ended March 31, 2013. As at March 31, 2013 we had an accumulated deficit in the aggregate amount of $174,647.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE  AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR  RELATIONSHIPS  WITH LENDERS,  INVESTORS AND SUPPLIERS.

Our independent registered public  accounting  firm,  Seale & Beers CPAs LLC,  have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2013  with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has  an accumulated deficit of $174,647 at March 31, 2013, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2: DESCRIPTION OF PROPERTY

We currently utilize space at the premises of Andy Ruppanner, an officer and director of the Company. The premises are located at 5700 University West Blvd West, Suite 304, Albuquerque, NM 87106, formerly we were located at 1791 Marcy Lynn Court, San Jose, CA 95124. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

No market exists for our shares. We are not listed on any exchange.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2013 compared to March 31, 2012.

No sales or income was recorded for the year

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2013 totalling $17,132 compared to $26,606, a reduction of $7,570 over the same period ending March 31, 2012.
Office and Administration costs amounted to  $15,096 in the year ended March 31, 2013 compared to $22,666 during same period ended March 31, 2012. The reduction was made up primarily of lower mineral claims filing fees amounting to ($9,022), reduced office and bank charges amounting to ($291) and reduced filing fees of ($259), off set by increased Stock Transfer fees amounting to $2002. In this period we sold our mineral clams and engaged a stock transfer company.
Interest expense for the Year Ended March 31, 2013 totalled $2,036, which was a reduction of $1,904 over the amount of $3,940 for the period ended March 31, 2012. In the period ended March 31, 2013, we reduced our loans payable and the rate of interest on those loans.

SELECTED FINANCIAL INFORMATION

March31, 2013

Current Assets	$518
Total Assets	$518
Current Liabilities	$(53,514)
Stockholders' Equity	$(53,514)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $518 at March 31, 2013. We have arranged for sufficient addition loans to fund our limited levels of operations until December 31, 2013. We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000,and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713. We have loans payable including interest amounting to $42,172 due November 2013, accounts payable amounting to $5,987. We have accrued expenses for the last quarter ending March 31, 2013 amounting to $5,255 for estimated professional and filing fees. We will have adequate funds available to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2012 and 2011 and for each of years in the two-year period ended March 31, 2013. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates..

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2013 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2013 and 2012.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2013.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II - FINANCIAL INFORMATION

ITEM 7:  FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our consolidated audited financial statements for the fiscal year ended March 31, 2013 follow. These financial statements include as well, accumulated costs from inception on April 2, 2007 to March 31, 2013

FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Financial Statements
March 31, 2013

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Cash Flow	F-4

Statement of Shareholders Equity	F-5

Notes to Financial Statements	F-6 to F-10

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TOA Distribution Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of TOA Distribution Systems, Inc. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2013 and 2012 and since inception on April 2, 2007 through March 31, 2013. TOA Distribution Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems, Inc. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2013 and 2012 and since inception on April 2, 2007 through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
June 26, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets

	At March	At March
	31, 2013	31, 2012

ASSETS
Cash	$518	$1,812
Total Current Assets	518	1,812

LIABILITIES
Current Liabilities
Accrued Expenses	5,255	4,860
Accounts Payable	5,987	2,955
Loans Payable Related Parties- Principal (Note 6)	36,299	47,712
Loans Payable Related Parties- Accrued Interest (Note 6)	5,874	7,050
Total Current Liabilities	$53,415	$62,577

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at March 31, 2013
and March 31, 2012, respectively	47,100	47,100
Additional paid-in capital	74,650	49,650
Deficit Accumulated During the Development Stage	(174,647)	(157,515)
Total Stockholders’ Equity (Deficit)	$(52,897)	$(60,765)

Total Liabilities and Stockholders’ Equity (Deficit)	$518	$1,812

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations

	At March 31, 2013	At March 31, 2012	Cumulative Amounts from Date of Incorporation April 2, 2007 to March 31, 2013
Revenue	$0	$0	$0
Expenses
General and Administrative	15,096	22,666	96,557
Impairment Expense-Mining Claim	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	42,500
Total Expenses	15,096	22,666	165,307

Net Loss from Operations	(15,096)	(22,666)	(165,307)
Other Income and (Expense)
Foreign Exchange			33
Interest	(2,036)	(3,940)	(9,373)
Provision for Income Tax			-
Net Loss For The Period	(17,132)	(26,606)	(174,647)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows

	At March 31, 2013	At March 31, 2012	Cumulative Amounts from Date of Incorporation April 2, 2007 to March 31, 2013
Operating Activities
Net Income (Loss)	(17,132)	(26,606)	(174,647)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	10,375	19,995	39,920
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	3,032	2,936	5,987
Increase (decrease) in accrued expenses	395	(3,140)	5,255
Increase (Decrease) in Accrued Interest-Related Party	2,036	3,376	8,522
Increase (Decrease) in Loans Payable-Related Party	-	-	-
Increase (Decrease) in Accrued Interest-Others	-	564	564
Net Cash Provided (Used) by Continuing Operating Activities	(1,294)	(2,875)	(23,649)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-	4,590	4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	4,590	24,167
Increase (Decrease) in Cash from Continuing Operations	(1,294)	1,715	518
Cash and Cash Equivalents at Beginning of Period	1,812	97	-
Cash and Cash Equivalents at End of Period	518	1,812	518
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	25,000	-	25,000
Interest	2,036	3,376	8,522

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through March 31, 2013

				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001 per
share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025
per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property
at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007
to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025
per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -
related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at
$0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at
$0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement
at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 12 month period ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2012	47,100,060	47,100	49,650	(157,515)	(60,765)
Contributed Capital - Note 8			25,000		25,000
Deficit for the year ended March 31, 2013				(17,132)	(17,132)
Balance March 31, 2013	47,100,060	47,100	74,650	(174,647)	(52,897)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
March 31, 2013

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

c)           Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2013 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

j)           Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2013.

k)           Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2013.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $174,647 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4.                      RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

NOTE 5.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of
Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent. If Taste of Aruba receives funding as projected, the production facility is expected to be complete by November 2013. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

Loans payable to a director totaled $4,943 made up of principal amounting to $3,660 and accrued interest of $1,283

Loans payable to a closely associated business totaled $37,230; made up of principal amounting to $32,639 and accrued interest amounting to $ 4,591

In aggregate, Loans Payable Related Parties to March 31, 2013 totaled $42,173 made up of $36,299 for principal and $5,874 for accrued interest.

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

At March 31. 2013 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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

NOTE 8.                      CONTRIBUTED SURPLUS

The Company owned two (2) mineral claims that had been deemed surplus and fully impaired. On to May 1, 2012 these claims were sold to a related party to whom the Company had loans payable. The terms of the sale was a reduction of the loans payable and proportionate accrued interest in aggregate amounting to Twenty-Five Thousand Dollar, ($25,000.00), an extension on the due date of the loan to November 13, 2013, a reduction of the rate of interest payable to 5% and the issuance by the purchaser of shares in two private companies. These shares were valued by the Company at $0 value therefore there was no impact on the financial statements. The Company distributed the shares equally to each of the shareholders of the Company.

NOTE 9.                      SUBSEQUENT EVENTS

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2013. There where no changes in our internal  control over financial  reporting during the  period  ended  March 31, 2013 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

Name	Age	Position
PAUL ANDY RUPPANNER	73	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Paul Andy Ruppanner:

Mr. Ruppanner is the Managing Director of Company Builders LLC, an operationally oriented consultancy focused on building strategically successful, sustainable businesses.
His experience includes senior executive assignments in both large and entrepreneurial companies. At IBM, Ruppanner’s assignments included executive management of sales and service organizations as well as executive leadership positions in IBM’s management development program, service planning and support of manufacturing and development and division/company starter. After IBM, he joined Office Depot as a Vice President to successfully develop a new technology division, now operating internationally as Tech Depot. Mr. Ruppanner holds an MBA from Emory University in Atlanta, Georgia and resides in Santa Fe, New Mexico with his family.

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

No formal Board of Directors meetings were called during the year ended March 31, 2013. The Board of Directors which is comprised of one individual performs it meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation  awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2013.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Paul A Ruppanner President CEO & CFO/Director	2013	0	0	0	0	0	0	0
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

Name and Address Beneficial	No. Of Shares	Ownership as at
Owner (1)	Before Offering	March 31, 2013
Trevor Blank
859 S. Haskell, Central Point, OR	15,000,000	31.85%
97502
Kenora Gold Corp	3,315,000	7.04%
7255 East San Alfredo Dr
Scottsdale AZ 85254
Hillside Management Inc
113 Barkdale Professional Centre	2,400,000	5.10%
Newark DE 19711
JLA Enterprises Inc
113 Barkdale Professional Centre	4,825,000	9.10%
Newark DE 19711

Taste of Aruba
7702 E Doubletree Ranch Road	17,000,000	36.09%
Scottsdale AZ 85258
All 5% holders, Officers and
Directors as a Group	42,540,000	89.17%

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

*      Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates  Chartered,  independent  public  accountants,  are our  principal accountants.  They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March31, 2013

Audit fees	$9,750
Audit-related fees	$0
Tax fees	$0
All other fees	$0

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

By: /s/ Andy Ruppanner
Andy Ruppanner
Chief Executive Officer, Chief Financial Officer, Secretary and Director

In accordance with the requirements of the Securities Act, this 10-K has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 28, 2013
Andy Ruppanner	(Principal Executive Officer)