Form 10-Q
period 2013-06-30
TOA Distribution Systems Inc.
filed 2013-08-14
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended June 30, 2013

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

)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter June 30, 2013 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of August 8, 2013

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

Unaudited Condensed Statement of Shareholders Equity (Deficit) from inception April 2, 2007 through June 30, 2013

ITEM 1- FINACIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets

	At June	At March
	30, 2013	31, 2013

ASSETS
Cash	$473	$518
Total Current Assets	473	518

LIABILITIES
Current Liabilities
Accounts Payable	6,337	5,987
Accrued Expenses	2,505	5,255
Loans Payable Related Parties-Principal (Note 4)	41,014	36,299
Loans Payable Related Parties-Accrued Inetrest (Note 4)	6,133	5,874
Total Current Liabilities	$55,989	$53,415

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at June 30, 2013
and March 31, 2013, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Deficit Accumulated During the Development Stage	(177,266)	(174,647)
Total Stockholders’ Equity (Deficit)	$(55,516)	$(52,897)

Total Liabilities and Stockholders’ Equity (Deficit)	$473	$518

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations

	3 Month Period Ended June 30, 2013	3 Month Period Ended June 30, 2012	Cumulative Amounts from Date of Incorporation April 2, 2007 to June 30, 2013
Revenue	$0	$0	$0
Expenses
General and Administrative	2,360	4,281	98,917
Impairment Expense-Mining Claim	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	42,500
Total Expenses	2,360	4,281	167,667

Net Loss from Operations	(2,360)	(4,281)	(167,667)
Other Income and (Expense)
Foreign Exchange			33
Interest	(259)	(662)	(9,632)
Provision for Income Tax			-
Net Loss For The Period	(2,619)	(4,943)	(177,266)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
	3 Month Period Ended June 30, 2013	3 Month Period Ended June 30, 2012	Cumulative Amounts from Date of Incorporation April 2, 2007 to June 30, 2013
Operating Activities
Net Income (Loss)	(2,619)	(4,943)	(177,266)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	4,715	2,710	44,635
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	350	3,442	6,337
Increase (decrease) in accrued expenses	(2,750)	(2,640)	2,505
Increase (Decrease) in Accrued Interest-Related Party	259	661	8,781
Increase (Decrease) in Loans Payable-Related Party	-	-	-
Increase (Decrease) in Accrued Interest-Others	-	-	564
Net Cash Provided (Used) by Continuing Operating Activities	(45)	(770)	(23,694)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-	-	4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	24,167
Increase (Decrease) in Cash from Continuing Operations	(45)	(770)	473
Cash and Cash Equivalents at Beginning of Period	518	1,812	-
Cash and Cash Equivalents at End of Period	473	1,042	473
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	-	25,000	25,000
Interest	259	661	8,781

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through June 30, 2013				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001 per
share on December 13, 2007	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025
per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property
at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007
to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for the year ended March 31, 2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025
per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -
related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at
$0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at
$0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for distribution agreement
at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for - 12 month period ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2012	47,100,060	47,100	49,650	(157,515)	(60,765)
Contributed Capital - Note 6			25,000		25,000
Deficit for the year ended March 31, 2013				(17,132)	(17,132)
Balance March 31, 2013	47,100,060	47,100	74,650	(174,647)	(52,897)
Deficit for - 3 month period ended June 30, 2013				(2,619)	(2,619)
Balance June 30, 2013	47,100,060	47,100	74,650	(177,266)	(55,516)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
June 30, 2013

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

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form IO-K filed on July 2, 2013

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $177,266 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT (Continued)

Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as projected, the production facility is projected to be complete by October 31, 2013. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

NOTE 4.                      LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

During this period a review of the financial records pertaining to Loan Payable-related parties disclosed an error in the year ended March 31, 2012 where a duplicate entry in the amount of $282 was posted to the records. The entry overstated the interest cost for the aforementioned year The amount was reversed during this reporting period. Management deemed the amount to be immaterial it represented about 1% of the total expenses for the year.

Loans payable to a director totaled $5,034 made up of principal amounting to $3,660 and accrued interest of $1,374

Loans payable to a closely associated business totaled $42,113; made up of principal amounting to $37,354 and accrued interest amounting to $ 4,759

In aggregate, Loans Payable Related Parties to March 31, 2013 totaled $47,147 made up of $41,014 for principal and $6,133 for accrued interest.

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

In May 2012 we sold our two mineral claims for $25,000. As the sale was made to a related party, the sale amount was recorded to Additional Paid In Capital and not treated as a gain.

At June 30, 2013 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

- 15,000,000 common shares issued to a director for cash at $0.0001 on December 13, 2007
-  600,000 common shares issued for services at $0.0025 on December 13, 2007
-  2,000,000 common shares issued for a mining property at $0.01 on January10, 2008
-  2,400,000 common shares issued for cash at $0.0025 on May 11, 2009
-  4,285,000 common shares issued for accounts payable at $0.0025 on June 1, 2009
-  3,315,000 common shares issued for loan payable at $0.0025 on June 13, 2009
-  2,500,060 common shares issued for a mining property at $0.0025 on June 15, 2009
- 17,000,000 common shares issued for a sub-distribution agreement at $0.0025 on Sept 2, 2009

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

RESULTS OF OPERATIONS

Interim Period: For the three month period ended June 30, 2013 and comparable three month period in 2012

No sales or income was recorded for this period

Operating Costs and Expenses

The net loss incurred for the three-month period ended June 30, 2013 amounted to $2,619 compared to $4,943 for the comparable period in 2012. Total expenses incurred during the three-month period April 1, 2013 to June 30, 2013were $2,360 compared to $4,281 for the same period in 2012. The amount of $2,360 was made up of audit expenses $1,750, and Edgar filing fees of $500, stock fees of $100 and miscellaneous other costs of $10 whereas in the comparable 2012 period expenses totalling $4,281 was made up of audit expenses $1,750, stock transfer fees of $2,002 and Edgar filing fees of $470. Interest expense amounted to $259 for the three-month period ended June 30, 2013, compared to $662 for the comparable period in 2012. Current period expenses were lower due to reduced stock transfer fees amounting to $1902. Lower interest costs are a result of lower total loans payable upon which interest was charged and a correction made in this period for an non-material overcharge in a previous period amounting to $282.

SELECTED FINANCIAL INFORMATION

June 30, 2013
Current Assets	$473
Total Assets	$473
Current Liabilities	$(55,989)
Stockholders' Equity	$(55,516

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $473 on June 30, 2013. During this three-month period ended June 30, 2013 we received loans from related parties amounting to $4,715. These loans and a commitment for any additional funds required through September 30, 2013 will be sufficient to fund our limited levels of operations. We are a development stage company and have generated no revenue to date. We sold 10,000,000 shares of common stock in June 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $47,147 due December 2014, accrued expenses of $2,505 made up of audit fees and Edgar fees, and $6,337 for accounts payable. These accruals and accounts payable exceed our cash available by $8,369. We have received commitments from related parties and shareholders for additional funds to pay expenses for our minimum level of operations through September 30, 2013.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2013. There where no changes in our internal controls over financial reporting during the period  ended  June 30, 2013 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	August 8, 2013
Andy Ruppanner	(Principal Executive Officer)