Form 10-Q
period 2013-09-30
TOA Distribution Systems Inc.
filed 2013-11-06
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter September 30, 2013 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of October 31, 2013

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Interim Balance Sheets
Unaudited
	At September	At March
	30, 2013	31, 2013

ASSETS
Cash	$473	$518
Prepaid Expenses (Note 7 )	550	-
Total Current Assets	1,023	518

LIABILITIES
Current Liabilities
Accounts Payable	3,785	5,987
Accrued Expenses	2,300	5,255
Loans Payable Related Parties- Principal (Note 4)	46,069	36,299
Loans Payable Related Parties- Accrued Interest (Note 4)	6,740	5,874
Total Current Liabilities	$58,894	$53,415

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 Per share – Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at September 30, 2013
and March 31, 2013, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Deficit Accumulated during the Development Stage	(179,621)	(174,647)
Total Stockholders’ Equity (Deficit)	$(57,871)	$(52,897)

Total Liabilities and Stockholders’ Equity	$1,023	$518

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Interim Statements of Operations
Unaudited

	3 Month Period ended September 30, 2013	3 Month Period ended September 30, 2012	6 Month Period ended September 30, 2013	6 Month Period ended September 30, 2012	Cumulative Amounts from Date of Incorporation April 2, 2007 to September 30, 2013
Revenue	$0	$0	$0	$0	$0
Expenses
General and Administrative	1,747	2,330	4,107	6,611	100,664
Impairment Expense-Mining Claim	-	-	-	-	26,250
Impairment Expense-Distribution Agmt.	-	-	-	-	42,500
Total Expenses	1,747	2,330	4,107	6,611	169,414

Net Loss from Operations	(1,747)	(2,330)	(4,107)	(6,611)	(169,414)
Other Income and (Expense)
Foreign Exchange	-	-	-	-	33
Interest	(608)	(426)	(867)	(1,088)	(10,240)
Provision for Income Tax	-	-	-	-	-
Net Loss For The Period	(2,355)	(2,756)	(4,974)	(7,699)	(179,621)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060
Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Interim Statements of Cash Flows
Unaudited
	6 Month Period Ended September 30, 2013	6 Month Period Ended September 30, 2012	Cumulative Amounts from Date of Incorporation April 2, 2007 to September 30, 2013
Operating Activities
Net Income (Loss)	(4,974)	(7,699)	(179,621)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	9,770	4,555	49,690
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	(2,202)	3,512	3,785
Increase (decrease) in accrued expenses	(2,955)	(2,630)	2,300
Decrease (Increase) in Prepaid expenses	(550)	-	(550)
Increase (Decrease) in Accrued Interest-Related Party	866	1,088	9,388
Increase (Decrease) in Loans Payable-Related Party	-	-	-
Increase (Decrease) in Accrued Interest-Others	-	-	564
Net Cash Provided (Used) by Continuing Operating Activities	(45)	(1,174)	(23,694)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-	-	4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	24,167
Increase (Decrease) in Cash from Continuing Operations	(45)	(1,174)	473
Cash and Cash Equivalents at Beginning of Period	518	1,812	-
Cash and Cash Equivalents at End of Period	473	638	473
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	-	25,000	25,000
Interest	866	1,088	9,388

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Interim Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through September 30, 2013
Unaudited
				Deficit
				Accumulated
				During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, April 2, 2007 (Date of Inception)	--	$--	$--	$--	$--
Common Stock issued for cash at $0.0001	15,000,000	15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025
per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property
at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
to March 31, 2008				(10,472)	(10,472)
Balance March 31, 2008	17,600,000	17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009				(38,246)	(38,246)
Balance March 31, 2009	17,600,000	17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025
per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable -
related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loans payable at
$0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at
$0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for sub-distribution
agreement at $0.0025 per share on
September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				(74,388)	(74,388)
Balance March 31, 2010	47,100,060	47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011				(7,803)	(7,803)
Balance March 31, 2011	47,100,060	47,100	49,650	(130,909)	(34,159)
Deficit for the year ended March 31, 2012				(26,606)	(26,606)
Balance March 31, 2012	47,100,060	47,100	49,650	(157,515)	(60,765)
Contributed Capital- Note 6			25,000		25,000
Deficit for the year ended March 31, 2013				(17,132)	(17,132)
Balance Mar 31, 2013	47,100,060	47,100	74,650	(174,647)	(52,897)
Deficit for - 6 month period ended September 30, 2013				(4,974)	(4,974)
Balance September 30, 2013	47,100,060	47,100	74,650	(179,621)	(57,871)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Unaudited Interim Financial Statements
September 30, 2013

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

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water.   The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, Guam, and all of Canada.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 1O-K filed on July 2, 2013

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $179,621 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as projected, the production facility is projected to be complete with product available in the first quarter of 2014. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post forward split shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

F-1

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

NOTE 4.                      LOANS PAYABLE – RELATED PARTIES

Loans payable to related parties were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses, payment of Company expenses and as payment for services provided.

Loans payable to a director totaled $5,124 made up of principal amounting to $3,660 and accrued interest of $1,464

Loans payable to a closely associated business totaled $47,685; made up of principal amounting to $42,409 and accrued interest amounting to $ 5,276

In aggregate, Loans Payable Related Parties to September 30, 2013 totaled $52,809 made up of $46,069 for principal and $6,740 for accrued interest.

NOTE 5.                      EQUITY

At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company’s name to TOA Distribution Systems Inc, approved charges to the authorized capital which included creation of 10,000,000 shares of preferred stock at a par value of $0.001 per share and increased the authorized common stock to 250,000,000 with a par value of $0.001 per share. As well, the shareholders approved a 10 for 1 forward stock split of the outstanding shares. All share amounts shown in these financial statements have been adjusted retroactively to account for the forward stock split.

In May 2012 we sold our two mineral claims for $25,000. As the sale was made to a related party, the sale amount was recorded to Additional Paid in Capital and not treated as a gain.

As of September 30, 2013 and March 31, 2013 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

NOTE 7.                      PREPAID EXPENSES

In the current period, the Company negotiated an annual fee for Edgar and XBRL filings. This required a prepayment of $550, which is the amount prepaid for the costs of filing this quarterly report ending September 30, 2013. At March 31, 2013 the prepaid amount was $0

NOTE 8.                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

F-2

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

RESULTS OF OPERATIONS

Interim Periods:
For the three month period ended September 30, 2013 and comparable three month period ended September 30, 2012, and for the six month period ended September 30, 2013 and comparable six month period ended September 30, 2012

No sales or income was recorded for these period

Operating Costs and Expenses for the three-month period ended September 30, 2013

Net losses incurred during the three-month period July 1, 2013 to September 30, 2013 were $2,355 compared to $2,756 for the same period in 2012. The reduction of expenses in the 2013 period amounting to $401 is made up of a decrease in Stock Transfer fees and Bank Service Fees offset by an increase in Interest Expense and Filing Fees.

Operating Costs and Expenses for the Six-month period ended September 30, 2013

Net losses for the six-month period ended September 30, 2013 amounted to $4,974 compared to $7,699 for the same period in 2012. This reduction of expenses in the 2013 period amounting to $2,504 is made up of a decrease in Stock Transfer Fees, Bank Service Fees and Interest Expense offset by an increase in Filing Fees.

SELECTED FINANCIAL INFORMATION

September 30, 2013
Current Assets	$1,023
Total Assets	$1,023
Current Liabilities	$(58,894)
Stockholders' Equity	$(57,871)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $473 on September 30, 2013. During this three-month period ended September 30, 2013 we received loans from related parties amounting to $5,055. We have a commitment for any additional funds required through December 31, 2013, which will be sufficient to fund our limited levels of operations. We are a development stage company and have generated no revenue to date. We sold 10,000,000 shares of common stock in September 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

1

We have loans payable including interest amounting to $52,811 due December 2014, accrued expenses of $2,300 made up of audit fees and Edgar fees, and $3,783 for accounts payable. These accruals and accounts payable exceed our cash available by $5,610.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2013. There where no changes in our internal controls over financial reporting during the period  ended  September 30, 2013 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL MATTERS

None

2

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

3

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the Registrant has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Securities Act, this 10-Q has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	October 31, 2013
Andy Ruppanner	(Principal Executive Officer)

4