Form 10-K
period 2014-03-31
TOA Distribution Systems Inc.
filed 2014-07-14
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter March 31, 2014 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as of June 30, 2013

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

As of the date of this 10-K filing we have not had any revenues and had not begun operations. We have a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products.  Our Company has no employees at the present time with the general administration being performed at no cost by a Company shareholder. We do not expect to commence earning revenues for the foreseeable future.

There is no market for our shares, as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. We anticipated that we will file for our trading symbol in 2014. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

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

Our success  depends on the ability of our management and employees to interpret market and  geographical  data correctly and to interpret and respond to economic, market  and  other  conditions  to  locate  and  adopt  appropriate   investment opportunities,  monitor  such  investments,  and  ultimately,  if  required,  to successfully  divest such investments.  Further,  no assurance can be given that our key personnel will continue their  association or employment with us or that replacement  personnel with comparable skills can be found. We will seek to and will ensure that management and any key employees are appropriately compensated;  however, their services cannot be guaranteed.  If we are unable to attract and retain key personnel, our business may be adversely affected.

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

We incurred a net loss of $13,620 for the year ended March 31, 2014. As at March 31, 2014 we had an accumulated deficit in the aggregate amount of $188,267.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE  AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR  RELATIONSHIPS  WITH LENDERS,  INVESTORS AND SUPPLIERS.

Our independent registered public  accounting  firm,  Seale & Beers CPAs LLC,  have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2014  with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has  accumulated a deficit of $188,267 at March 31, 2014, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2: DESCRIPTION OF PROPERTY

We currently utilize space at the premises of an officer and director of the Company. The premises are located at 5700 University West Blvd West, Suite 304, Albuquerque, NM 87106, formerly we were located at 1791 Marcy Lynn Court, San Jose, CA 95124. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2014 compared to March 31, 2013.

No sales or income was recorded for the year

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2014 totalling $13,620 compared to $17,132, a reduction of $3,624 over the same period ending March 31, 2013.

General and Administration costs amounted to $11,472 in the year ended March 31, 2014 compared to $15,096 during same period ended March 31, 2013. The reduction amounting to $3,624 is made up of reduced office and bank charges in the amount of $94, reduced filing fees in the amount of $1,075 and reduced stock transfer fees in the amount of  $2,455.

Interest expense for the Year Ended March 31, 2014 totalled $2,148, which was an increase of $112 over the amount of $2,036 for the period ended March 31, 2013.

SELECTED FINANCIAL INFORMATION

March 31, 2014

Current Assets	$-
Total Assets	$-
Current Liabilities	$(66,517)
Stockholders' Equity	$(66,517)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is nil at March 31, 2014. We have arranged for sufficient addition loans to fund our limited levels of operations until March 31, 2015
We are a development stage company and have generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000 and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $57,630 due November 2015, accounts payable amounting to $3,337. We have accrued expenses for the last quarter ending March 31, 2014 amounting to $5,550 for estimated professional and filing fees. We will have adequate funds available to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2014 and 2013 and for each of years in the two-year period ended March 31, 2014. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates..

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2014 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2014 and 2013.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2014.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II - FINANCIAL INFORMATION

ITEM 7:  FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our consolidated audited financial statements for the fiscal year ended March 31, 2014 follow. These financial statements include as well, accumulated costs from inception on April 2, 2007 to March 31, 2014

FINACIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Cash Flow	F-4

Statement of Shareholders Equity	F-5

Notes to Financial Statements	F-6 to F-10

SEALE AND BEERS, CPAs
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TOA Distribution Systems Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of TOA Distribution Systems Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on April 2, 2007 through March 31, 2014. TOA Distribution Systems Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on April 2, 2007 through March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
June 25, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
Audited

	At March	At March
	31, 2014	31, 2013

ASSETS
Cash	$-	$518
Total Current Assets	-	518

LIABILITIES
Current Liabilities
Accounts Payable	3,337	5,987
Accrued Expenses	5,550	5,255
Loans Payable Related Parties- Principal (Note 6)	49,609	36,299
Loans Payable Related Parties- Accrued Interest (Note 6)	8,021	5,874
Total Current Liabilities	$66,517	$53,415

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at March 31, 2014
and March 31, 2013, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Deficit Accumulated During the Development Stage	(188,267)	(174,647)
Total Stockholders’ Equity (Deficit)	$(66,517)	$(52,897)

Total Liabilities and Stockholders’ Equity	$-	$518

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
Audited

			Cumulative
			Amounts
			from Date of
			Incorporation
			April 2, 2007
	At March	At March 31,	to March 31,
	31, 2014	2013	2014
Revenue	$0	$0	$0
Expenses
General and Administrative	11,472	15,096	108,029
Impairment Expense-Mining Claim			26,250
Impairment Expense-Distribution Agmt			42,500
Total Expenses	11,472	15,096	176,779

Net Loss from Operations	(11,472)	(15,096)	(176,779)
Other Income and (Expense)
Foreign Exchange			33
Interest	(2,148)	(2,036)	(11,521)
Provision for Income Tax			-
Net Loss For The Period
	(13,620)	(17,132)	(188,267)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
Audited

			Cumulative Amounts
			from Date of
			Incorporation April 2,
	At March 31,	At March	2007 to March 31,
	2014	31, 2013	2014
Operating Activities
Net Income (Loss)	(13,620)	(17,132)	(188,267)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	13,310	10,375	53,230
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	(2,650)	3,032	3,337
Increase (decrease) in accrued expenses	295	395	5,550
Increase (Decrease) in Accrued Interest-Related Party	2,147	2,036	10,669
Increase (Decrease) in Loans Payable-Related Party	-	-	564
Increase (Decrease) in Accrued Interest-Others	-	-	-
Net Cash Provided (Used) by Continuing Operating Activities	(518)	(1,294)	(24,167)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-		4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	24,167
Increase (Decrease) in Cash from Continuing Operations	(518)	(1,294)	-
Cash and Cash Equivalents at Beginning of Period	518	1,812	-
Cash and Cash Equivalents at End of Period	-	518	-
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	-	25,000	25,000
Interest	2,148	1,088	10,669

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception April 2, 2007 through March 31, 2014
Audited

					Deficit
					Accumulated
					During the
	Common Stock			Paid-In	Development	Stockholders'
	Shares		Amount	Capital	Stage	Equity

Balance, April 2, 2007 (Date of Inception)	$--	$	$-- $--
Common Stock issued for cash at $0.0001per share on December 13, 2007	15,000,000		15,000	(13,500)		1,500
Common Stock issued for debt at $0.0025per share on December 13, 2007	600,000		600	900		1,500
Common Stock issued for mining property at $0.01 per share on January 10, 2008	2,000,000		2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007 to March 31, 2008					(10,472)	(10,472)
Balance March 31, 2008	17,600,000		17,600	5,400	(10,472)	12,528
Deficit for 3 months ended March 31,2009					(38,246)	(38,246)
Balance March 31, 2009	17,600,000		17,600	5,400	(48,718)	(25,718)
Common Stock issued for Cash at $0.0025per share on May 11, 2009	2,400,000		2,400	3,600		6,000
Common Stock issued for accounts payable-related party at $0.0025 per share on June 1, 2009	4,285,000		4,285	6,428		10,713
Common Stock issued for loan payable at $0.0025 per share on June 13, 2009	3,315,000		3,315	4,972		8,287
Common Stock issued for mining property at $0.0025 per share on June 15, 2009	2,500,060		2,500	3,750		6,250
Common Stock issued for sub-distribution agreement at $0.0025 per share on
September 2, 2009	17,000,000		17,000	25,500		42,500
Deficit for the year ended March 31, 2010					(74,388)	(74,388)
Balance March 31, 2010	47,100,060		47,100	49,650	(123,106)	(26,356)
Deficit for the year ended March 31, 2011					(7,803)	(7,803)
Balance March 31, 2011	47,100,060		47,100	49,650	(130,909)	(34,159)
Deficit for the year ended March 31, 2012					(26,606)	(26,606)
Balance March 31, 2012	47,100,060		47,100	49,650	(157,515)	(60,765)
Contributed Capital- Note 6				25,000		25,000
Deficit for the year ended March 31, 2013					(17,132)	(17,132)
Balance March 31, 2013	47,100,060		47,100	74,650	(174,647)	(52,897)
Deficit for the year ended March 31, 2014					(13,620)	(13,620)
Balance March 31, 2014	47,100,060		47,100	74,650	(188,267)	(66,517)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Financial Statements
March 31, 2014

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

In mid-2009, the Company resolved to change its corporate focus, moving from mining and exploration into bottled drinking water distribution.

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

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

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

2.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

c)           Basic and Diluted Loss per Share

In accordance with ASC 260 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2014 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

j)           Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2014.

k)           Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2014.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $188,267 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. Although we have a commitment from related parties to fund our minimum ongoing operations, there is no assurance that equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4.                      RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

NOTE 5.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of
Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to its inability to complete funding arrangements which is now reported to be eminent. If Taste of Aruba receives funding as projected, the production facility is expected to be complete in the second quarter of 2015.
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

Loans payable to the past president totaled $5,309 made up of principal amounting to $3,660 and accrued interest of $1,649.

Loans payable to a closely associated business totaled $52,321; made up of principal amounting to $45,949 and accrued interest amounting to $6,372.

In aggregate, Loans Payable Related Parties to March 31, 2014 totaled $57,629 made up of $49,609 for principal and $8,021 for accrued interest.

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

ITEM 9: CONTROLS AND PROCEDURES

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this evaluation management  concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2014. There where no changes in our internal  control over financial  reporting during the  period  ended  March 31, 2014 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

PART III - MANAGEMENT

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

Paul Andy Ruppanner           Age 74
            President, Chief Executive Officer, Chief Financial Officer and Director

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

COMMITTEES

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation.  We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues since we changed our business model to development stage activities.

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

No formal Board of Directors meetings were called during the year ended March 31, 2014. The Board of Directors which is comprised of one individual performs it meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation  awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2014.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Paul A Ruppanner President CEO & CFO/Director	2014	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner (1)	No. Of Shares	Ownership as at
	Before Offering	March 31, 2014

Trevor Blank (Past President)
859 S. Haskell, Central Point, OR 97502	15,000,000	31.85%
Kenora Gold Corp
7255 East San Alfredo Dr	3,315,000	7.04%
Scottsdale AZ 85254
Hillside Management Inc
113 Barkdale Professional Centre	2,400,000	5.10%
Newark DE 19711
Taste of Aruba
7702 E Doubletree Ranch Road	17,000,000	36.09%
Scottsdale AZ 85258
All 5% holders, Officers and Directors
as a Group	42,540,000	89.17%

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

*      Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
**   Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPAs  independent  public  accountants,  are our  principal accountants.  They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March 31, 2014

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

SIGNATURE	TITLE	DATE

/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 28, 2014
Andy Ruppanner	(Principal Executive Officer)