Form 10-Q
period 2014-06-30
TOA Distribution Systems Inc.
filed 2014-07-31
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to ____________

TOA DISTRIBUTION SYSTEMS INC
(formerly Skyhigh Resources, Inc.)
(Exact Name of Registrant as Specified in its Charter)

Delaware (State of other jurisdiction of incorporation or organization)	26-2746101 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter June 30, 2014 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as at July 31, 2014

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Balance Sheets
Unaudited

	At June	At March
	30, 2014	31, 2014
ASSETS
Cash	$-	$-
Total Current Assets	-	-

LIABILITIES
Current Liabilities
Accounts Payable	5,137	3,337
Accrued Expenses	2,800	5,550
Loans Payable Related Parties- Principal (Note 4)	52,808	49,609
Loans Payable Related Parties- Accrued Interest (Note 4)	8,700	8,021
Total Current Liabilities	$69,445	$66,517

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 Issued and Outstanding at June 30, 2014
and March 31, 2014, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Deficit Accumulated During the Development Stage	(191,195)	(188,267)
Total Stockholders’ Equity (Deficit)	$(69,445)	$(66,517)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Operations
Unaudited

			Cumulative Amounts
			from Date of
	At June 30,	At June 30,	Incorporation April 2,
	2014	2013	2007 to June 30, 2014
Revenue	$0	$0	$0
Expenses
General and Administrative	2,250	2,360	110,279
Impairment Expense-Mining Claim	-	-	26,250
Impairment Expense-Distribution Agmt	-	-	42,500
Total Expenses	2,250	2,360	179,029

Net Loss from Operations	(2,250)	(2,360)	(179,029)
Other Income and (Expense)
Foreign Exchange	-	-	33
Interest	(678)	(259)	(12,199)
Provision for Income Tax	-	-	-
Net Loss For The Period	(2,928)	(2,619)	(191,195)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Cash Flows
Unaudited

			Cumulative Amounts
			from Date of
	At June 30,	At June 30,	Incorporation April 2,
	2014	2013	2007 to June 30, 2014
Operating Activities
Net Income (Loss)	(2,928)	(2,619)	(191,195)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-	22,000
Company Expenses paid by Related Parties	3,199	4,715	56,429
Impairment of mining Property	-	-	26,250
Impairment -Distribution License	-	-	42,500
Change in Assets and Liabilities
Increase (decrease) accounts payable	1,800	350	5,137
Increase (decrease) in accrued expenses	(2,750)	(2,750)	2,800
Increase (Decrease) in Accrued Interest-Related Party	679	259	11,348
Increase (Decrease) in Loans Payable-Related Party	-	-	564
Increase (Decrease) in Accrued Interest-Others	-	-	-
Net Cash Provided (Used) by Continuing Operating Activities	-	(45)	(24,167)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-	13,577
Cash provided by (Used for) Notes Payable- Others	-	-	4,590
Stock Issued for Cash	-	-	6,000
Net Cash Provided (Used) by Financing Activities	-	-	24,167
Increase (Decrease) in Cash from Continuing Operations	-	(45)	-
Cash and Cash Equivalents at Beginning of Period	-	518	-
Cash and Cash Equivalents at End of Period	-	473	-
Supplemental Information
Cash Paid For:
Income Taxes	-	-	-
Non-Cash Activities
Stock issued for services	-	-	3,000
Stock issued for Interest Payable	-	-	287
Stock issued for Accounts Payable	-	-	10,713
Stock Issued for mining claims	-	-	26,250
Stock Issued for Distribution Agreement	-	-	42,500
Contributed Capital- sale of mineral claims to Related Parties	-	-	25,000
Interest	679	259	11,912

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Condensed Statements of Stockholders’ Equity (Deficit)
From Inception on April 2, 2007 through June 30, 2014
Unaudited

	Common Stock		Paid-In	Deficit Accumulated During the Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance, April 2, 2007 (Date of Inception)	$-	$-	$-	$-	$-
Common Stock issued for cash at $0.0001 per share on December 13, 2007	15,000,000	15,000	-13,500		1,500
Common Stock issued for debt at $0.0025 per share on December 13, 2007	600,000	600	900		1,500
Common Stock issued for mining property at $0.01 per share on January 10, 2008	2,000,000	2,000	18,000		20,000
Deficit for Period from Inception on April 2, 2007 to March 31, 2008				-10,472	-10,472
Balance March 31, 2008	17,600,000	17,600	5,400	-10,472	12,528
Deficit for 3 months ended March 31,2009				-38,246	-38,246
Balance March 31, 2009	17,600,000	17,600	5,400	-48,718	-25,718
Common Stock issued for Cash at $0.0025 per share on May 11, 2009	2,400,000	2,400	3,600		6,000
Common Stock issued for accounts payable - related party at $0.0025 per share on June 1, 2009	4,285,000	4,285	6,428		10,713
Common Stock issued for loan payable at $0.0025 per share on June 13, 2009	3,315,000	3,315	4,972		8,287
Common Stock issued for mining property at $0.0025 per share on June 15, 2009	2,500,060	2,500	3,750		6,250
Common Stock issued for sub-distribution Agreement at $0.0025 per share on September 2, 2009	17,000,000	17,000	25,500		42,500
Deficit for the year ended March 31, 2010				-74,388	-74,388
Balance March 31, 2010	47,100,060	47,100	49,650	-123,106	-26,356
Deficit for the year ended March 31, 2011				-7,803	-7,803
Balance March 31, 2011	47,100,060	47,100	49,650	-130,909	-34,159
Deficit for the year ended March 31, 2012				-26,606	-26,606
Balance March 31, 2012	47,100,060	47,100	49,650	-157,515	-60,765
Contributed Capital- Note 6			25,000		25,000
Deficit for the year ended March 31, 2013				-17,132	-17,132
Balance Mar 31, 2013	47,100,060	47,100	74,650	-174,647	-52,897
Deficit for the year ended March 31, 2014				-13,620	-13,620
Balance March 31, 2014	47,100,060	47,100	74,650	-188,267	-66,517
Deficet for the three month period ended June 30, 2014				-2,928	-2,928
Balance June 30, 2014	47,100,060	47,100	74,650	-191,195	-69,445

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2014

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 1O-K for the year ended March 31, 2014, filed on July 4, 2014

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $191,195 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as anticipated, the production facility is estimated to be complete with product available in the fourth quarter of 2014, as at the date of this 10-Q filing, funding arrangements have not reached commitment stage. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post forward split shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

The Company periodically reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that its Distribution Agreement asset requires

NOTE 3.                      SUB-DISTRIBUTION AGREEMENT (Continued)

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

Loans payable to a past officer/director totaled $5,400 made up of principal amounting to $3,660 and accrued interest of $1,740

Loans payable to a closely associated business totaled $56,108; made up of principal amounting to $49,148 and accrued interest amounting to $6,960

In aggregate, Loans Payable Related Parties to June 30, 2014 totaled $61,508 made up of $52,808 for principal and $8,700 for accrued interest.

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

As of June 30, 2014 and March 31, 2014 we had zero preferred stock issued and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

NOTE 6.                      CONTRIBUTED SURPLUS

The Company owned two (2) mineral claims that had been deemed surplus and fully impaired. On to May 1, 2012 these claims were sold to a related party to whom the Company had loans payable. The terms of the sale was a reduction of the loans payable and proportionate accrued interest in aggregate amounting to Twenty-Five Thousand Dollar, ($25,000.00), an extension on the due date of the loan to November 13, 2014, a reduction of the rate of interest payable to 5% and the issuance by the purchaser of shares in two private companies. These private company shares were valued at $0 therefore had no impact on the financial statements. The shares of these private companies were distributed equally to each of the shareholders of TOA Distribution Systems Inc.

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

RESULTS OF OPERATIONS

Interim Period:
For the three month period ended June 30, 2014 and comparable three month period ended June 30, 2013.

No sales or income was recorded for these periods

Operating Costs and Expenses for the three-month period ended June 30, 2014

Net losses incurred during the three-month period April 1, 2014 to June 30, 2014 were $2,928 compared to $2,619 for the same period in 2013. The increase of expenses in the 2014 period amounting to $308 was due to increased Interest expenses. In the 2013 the interest was calculated on a smaller outstanding principal in our loans payable.

SELECTED FINANCIAL INFORMATION

June 30, 2014
Current Assets	$0.00
Total Assets	$0.00
Current Liabilities	$(69,445)
Stockholders' Equity	$(69,445)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was Nil on June 30, 2014. During this three-month period ended June 30, 2014 we received loans from related parties amounting to $3,199. We have a commitment for additional funds required to fund our limited levels of operations through September 30, 2014. We are a development stage company and have generated no revenue to date. We sold 10,000,000 shares of common stock in September 2009 for $25,000 for cash amounting to $6,000, and for debt reduction amounting to $19,000. The debt reduction in the amount of $19,000 consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $61,508 due December 2014, accrued expenses of $2,800 made up of audit fees and Edgar filing fees, and $5,137 for accounts payable. These accruals and accounts payable exceed our cash available by $ 7,937.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2014. There where no changes in our internal controls over financial reporting during the period  ended  June 30, 2014 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	July 31, 2014
Andy Ruppanner	(Principal Executive Officer)