Form 10-Q
period 2014-09-30
TOA Distribution Systems Inc.
filed 2014-11-07
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended September 30, 2014

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

1

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter September 30, 2014 was $ $0.00 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as at November 8, 2014

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At September	At March
	30, 2014	31, 2014
ASSETS
Cash	$-	$-
Total Current Assets	-	-

LIABILITIES
Current Liabilities
Accounts Payable	1,752	3,337
Accrued Expenses	2,300	5,550
Loans Payable Related Parties- Principal (Note 4)	59,220	49,609
Loans Payable Related Parties- Accrued Interest (Note 4)	9,453	8,021
Total Current Liabilities	$72,725	$66,517

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 47,100,060 Issued and Outstanding at September 30, 2014 and March 31, 2014, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Accumulated Deficit	(194,475)	(188,267)
Total Stockholders’ Equity (Deficit)	$(72,725)	$(66,517)
Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	3 Months period Ended September 30, 2014	6 Months period Ended September 30, 2014	3 Months period Ended September 30, 2013	6 Months period Ended September 30, 2013
Revenue	$0	$0	$0	$0
Expenses
General and Administrative	2,526	4,776	1,747	4,107
Total Expenses	2,526	4,776	1,747	4,107

Net Loss from Operations	(2,526)	(4,776)	(1,747)	(4,107)
Other Income and (Expense)
Interest	(754)	(1,432)	(608)	(867)
Provision for Income Tax	-	-	-	-
Net Loss For The Period	(3,280)	(6,208)	(2,355)	(4,974)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	6 Months period Ended September 30, 2014	6 Months period Ended September 30, 2013
Operating Activities
Net Income (Loss)	(6,208)	(4,974)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operations
Company Expenses paid by Related Parties	9,611	9,770
Change in Assets and Liabilities
Increase (decrease) accounts payable	(1,585)	(2,202)
Increase (decrease) in accrued expenses	(3,250)	(2,955)
Increase (decrease) in Prepaid expenses	-	(550)
Increase (Decrease) in Accrued Interest-Related Party	1,432	866
Net Cash Provided (Used) by Continuing Operating Activities	-	(45)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	-	(45)
Cash and Cash Equivalents at Beginning of Period	-	518
Cash and Cash Equivalents at End of Period	-	473
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	1,432	866

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Unaudited Interim Financial Statements
September 30, 2014

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

 The water product is made from desalinated seawater, is filtered through coral calcium and will be further enhanced by the addition of electrolytes then bottled in Taste of Aruba’s proprietary biodegradable bottles. The products will be marketed to retail locations that currently handle bottled water such as display cases in food beverage marketer at airports,food chain store, and sublicensing to bulk dealers and will include the use of vending machines located at high traffic locations.

The Company owned two (2) mineral properties, which were acquired by issuing stock to related parties and which had been fully impaired. These claims were deemed surplus, had been held for sale for about two years and were sold in May 2012.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flow, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 1O-K for the year ended March 31, 2014, filed on July 4, 2014

NOTE 2.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $194,475 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

Loans payable to a past officer/director totaled $5,492 made up of principal amounting to $3,660 and accrued interest of $1,832

Loans payable to a closely associated business totaled $63,180; made up of principal amounting to $55,560 and accrued interest amounting to $7,621

In aggregate, Loans Payable Related Parties to September 30, 2014 totaled $68,673 made up of $59,220 for principal and $9,453 for accrued interest.

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

As of September 30, 2014 and March 31, 2014 we had zero preferred stock issued and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

NOTE 7.                      CHANGES TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP)

During this current period the Company adopted the revised Accounting Standard Update No. 2014-10 that removes the definition of a development stage entity from ASC Topic 915 under GAAP. This change become effective December 15, 2014 while permitting Companies to adopt these guidelines earlier. Our Company has elected to adopt these guidelines effective with the filing of the financial statement included herein for the six- month period ended September 30, 2014.

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

RESULTS OF OPERATIONS

Interim Periods:

The three month period ended September 30, 2014 compared to the three month period ended September 30, 2013.

The six month period ended September 30, 2014 compared to the six month period ended September 30, 2013.

No sales or income was recorded for these periods

Operating Costs and Expenses for the three-month period ended September 30, 2014

Net losses incurred during the three-month period July 1, 2014 to September 30, 2014were $3,280 compared to $2,355 in the comparable period ended September 30, 2013. This increase of $925 for the September 30, 2014 period was made up of an increase in General and Administrative expenses amounting to $779 as a result of increased filing fees and Interest expense increases of $146 due to an increase in the loan principal amount upon which interest was calculated.

Operating Costs and Expenses for the six-month period ended September 30, 2014

Net losses incurred during the six-month period ended September 30, 2014 were $6,208 compared to $4,974 in the comparable period ended September 30, 2013. This increase of $1,234 for the September 30, 2013 period was made up of an increase in General and Administrative expenses amounting to $669 as a result of increased filing fees and Interest expense increases of $565 due to an increase in the loan principal amount upon which interest was calculated

SELECTED FINANCIAL INFORMATION

September 30, 2014
Current Assets	$0.00
Total Assets	$0.00
Current Liabilities	$(72,725)
Stockholders' Equity	$(72,725)

LIQUIDITY AND CAPITAL RESOURCES

2

Our cash balance was Nil on September 30, 2014. During this six-month period ended September 30, 2014 we received loans from related parties amounting to $6,411. We have a commitment for additional funds required to fund our limited levels of operations through December 31,2014. We havenot generated any revenue to date.

We have loans payable including interest amounting to $68,673 due December 2014, accrued expenses of $2,300 made up of audit fees and Edgar filing fees, and $1,752 for accounts payable. These accruals and accounts payable exceed our cash available by $4,052.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations  of the Treadway Commission.  Based on this  evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2014. There were no changes in our internal controls over financial reporting during the period  ended  September 30, 2014 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL MATTERS

None

3

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 5, 2014
Andy Ruppanner	(Principal Executive Officer)

4