Form 10-Q
period 2014-12-31
TOA Distribution Systems Inc.
filed 2015-02-11
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended December 31, 2014

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ¨  No  þ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ¨  No  þ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  þ  No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  þ  No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨ Accelerated filer ¨ Non-accelerated filer ¨ Smaller reporting company þ

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ¨ No  þ

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

47,100,060 shares of Common Stock, $0.001 par value, as at February 6, 2015.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At December	At March
	31, 2014	31, 2014
	$	$
ASSETS
Cash	50	-
Total Current Assets	50	-

LIABILITIES
Current Liabilities
Accounts Payable	1,750	3,337
Accrued Expenses	2,250	5,550
Loans Payable Related Parties- Principal (Note 4)	61,522	49,609
Loans Payable Related Parties- Accrued Interest (Note 4)	10,277	8,021
Total Current Liabilities	$75,799	$66,517

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 47,100,060 issued and outstanding at December 31, 2014 and March 31, 2014, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Retained Deficit	(197,499)	(188,267)
Total Stockholders’ Equity (Deficit)	$(75,749)	$(66,517)
Total Liabilities and Stockholders’ Equity	$50	$-

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	3 Months period Ended December 31, 2014	3 Months period Ended December 31, 2013	9 Months period Ended December 31, 2014	9 Months period Ended December 31, 2013
Revenue	$0	$0	$0	$0
Expenses
General and Administrative	2,200	2,315	6,976	6,422
Total Expenses	2,200	2,315	6,976	6,422

Net Loss from Operations	(2,200)	(2,315)	(6,976)	(6,422)
Other Income and (Expense)
Foreign Exchange	-	-	-	-
Interest	(809)	(641)	(2,256)	(1,508)
Provision for Income Tax	-	-	-	-
Net Loss For The Period	(3,009)	(2,956)	(9,232)	(7,930)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	9 Months period Ended December 31, 2014	9 Months period Ended December 31, 2013
Operating Activities
Net Income (Loss)	(9,232)	(7,930)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-
Company Expenses paid by Related Parties	11,863	11,559
Impairment of mining Property	-	-
Impairment -Distribution License	-	-
Change in Assets and Liabilities
Increase (decrease) accounts payable	(1,587)	(2,650)
Increase (decrease) in accrued expenses	(3,300)	(3,005)
Increase (decrease) in Prepaid expenses	-	-
Increase (Decrease) in Accrued Interest-Related Party	2,256	1,508
Increase (Decrease) in Loans Payable-Related Party	50	-
Increase (Decrease) in Accrued Interest-Others	-	-
Net Cash Provided (Used) by Continuing Operating Activities	50	(518)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-
Cash provided by (Used for) Notes Payable- Others	-	-
Stock Issued for Cash	-	-
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	-	(518)
Cash and Cash Equivalents at Beginning of Period	-	518
Cash and Cash Equivalents at End of Period	50	-
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	2,256	1,508

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Unaudited Interim Financial Statements
December 31, 2014

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $197,499 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

Loans payable to our President and a past officer/director totaled $5,634 made up of principal amounting to $3,710 and accrued interest of $1,924

Loans payable to a closely associated business totaled $66,164; made up of principal amounting to $57,812 and accrued interest amounting to $8,352.

In aggregate, Loans Payable Related Parties to December 31, 2014 totaled $75,799 made up of $61,522 for principal and $10,276 for accrued interest.

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

NOTE 7.                      CHANGES TO GENERALLY ACCEAPTED ACCOUNTING PRINCIPLES (GAAP)

During this current period the Company adopted the revised Accounting Standard Update No. 2014-10 that removes the definition of a development stage entity from ASC Topic 915 under GAAP. This change become effective December 15, 2014 while permitting Companies to adopt these guidelines earlier. Our Company elected to adopt these guidelines effective with the filing of the financial statement filed for the three month period ended September 30, 2014.

NOTE 8.                      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

In an effort to make available the facilities of the public market to our funding requirements, the Company intends to make application to FINRA for a trading symbol. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

Interim Periods:

The three month period ended December 31, 2014 compared to the three month period ended December 31, 2013.
The nine month period ended December 31, 2014 compared to the nine month period ended December 31, 2013.

No sales or income was recorded for these periods

Operating Costs and Expenses for the three-month period ended December 31, 2014

Net losses incurred during the three-month period ending December 31, 2014 were $3,009 compared to $2,956 in the comparable period ended December 31, 2013. This increase of $53 for the December 31, 2014 period was made up of a decrease in General and Administrative expenses amounting to $115 offset in part by an Interest expense increase amounting to $156. The interest increase in the current period is due to a larger loan principal amount upon which interest was calculated.

Operating Costs and Expenses for the nine-month period ended December 31, 2014

Net losses incurred during the nine-month period ended December 31, 2014 were $9,232 compared to $7,930 in the comparable period ended December 31, 2013. This increase of $1,302 for the December 31, 2014 period was made up of an increase in General and Administrative expenses amounting to $101, an increase in Interest expense increases of $748, due to an increase in the loan principal amount upon which interest was calculated leaving a difference of $453. This amount was a reduction of the actual expenses for the December 31, 2013 period, an expense credit was received reducing total costs for that period.

SELECTED FINANCIAL INFORMATION

December 31, 2014

Current Assets	$50.00
Total Assets	$0.00
Current Liabilities	$(75,799)
Stockholders' Equity	$(75,749)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was Nil on September 30, 2014. During this nine-month period ended December 31, 2014 we received loans from related parties amounting to $11,863. We have a commitment for additional funds required to fund our limited levels of operations through March 31, 2015. We have not generated any revenue to date.

We have loans payable including interest amounting to $71,748 due December 2015, accrued expenses of $2,250 made up of audit fees and Edgar filing fees, and $1,750 for accounts payable. These accruals and accounts payable exceed our cash available by $4,000.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations  of the Treadway Commission.  Based on this evaluation  management  concluded that the Company's internal control over financial reporting was ineffective as of December 30, 2014. There were no changes in our internal controls over financial reporting during the period  ended  December 30, 2014 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	February 6, 2015
Andy Ruppanner	(Principal Executive Officer)