Form 10-K
period 2015-03-31
TOA Distribution Systems Inc.
filed 2015-06-30
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filero	Smaller reporting company☑

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

47,100,060 shares of Common Stock, $0.001 par value, as of June 25, 2015

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE ARE A COMPANYIN ITS DEVELOPMENT STAGE. WE HAVE NO OPERATING HISTORY IN THE BUSINESS OF BOTTLED WATER DISTRIBUTION.  ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We  are  a  Company in its an  development stage  and  have  no  current  properties  or operations therefore it is difficult for potential  investors to evaluate our business.  Our proposed operations  are  therefore   subject  to  all  of  the  risks  inherent  in  the establishment  of a new business  enterprise  and must be considered in light of the expenses,  difficulties, complications and delays frequently encountered in connection  with the formation of any new business,  as well as those risks that are specific to the our industry.  Investors should evaluate us in light of the delays, expenses, problems and  uncertainties  frequently  encountered  by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

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

We incurred a net loss of $10,977 for the year ended March 31, 2015. As at March 31, 2015 we had an accumulated deficit in the aggregate amount of $199,244.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE  AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR  RELATIONSHIPS  WITH LENDERS,  INVESTORS AND SUPPLIERS.

Our independent registered public  accounting  firm,  Seale & Beers CPAs LLC,  have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2015  with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has  accumulated a deficit of $199,244 at March 31, 2015, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We plan to contact a market maker to apply to have the shares quoted on the OTC Markets, which offers three levels a company may aspire to.  Depending on the  financial strength of a company  it may apply for listing on the OTCQX, the OTCQB or the OTCPINK.. To be eligible for quotation on the OTCQX or the OTCQB an issuers must remain current in their filings with the SEC. In order for us to remain in compliance once listed, we will require future revenues to cover the cost of these filings. This could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you the investor, to resell any shares you may purchase, if at all.

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

MARKET INFORMATION

The Company intends to make application to FINRA for the Company's shares to be quoted on the OTCOX or the OTCQB. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2015 compared to March 31, 2014.

No sales or income was recorded for the year

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2015 totalling $10,977 compared to $13,620, an decrease of $2,643 over the same period ending March 31, 2014.

General and Administration costs amounted to $7,898 in the year ended March 31, 2015 compared to $11,472 during same period ended March 31, 2014. The reduction amounted to $3,574

Interest expense for the Year Ended March 31, 2015 totalled $3,079, which was an increase of $931 over the amount of $2,148 for the period ended March 31, 2014. This increase is due to the higher loan amounts upon which interest was charged.

SELECTED FINANCIAL INFORMATION

March 31, 2015
Current Assets	$3,578
Total Assets	$3,578
Current Liabilities	$(81,072)
Stockholders' Equity	$(77,494)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $78 at March 31, 2015. We have arranged for sufficient addition loans to fund our limited levels of operations until March 31, 2016.
Our company has generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000 and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $81,072 due November 2015. We have accrued expenses for the last quarter ending March 31, 2015 amounting to $500 for estimated filing fees and we have prepaid expenses amounting to $3,500 which will cover of audit fees for the year ended March 31, 2015. We will have adequate funds available to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2015 and 2014 and for each of years in the two-year period ended March 31, 2015. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates..

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2015 and 2014.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2015.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II - FINANCIAL INFORMATION

ITEM 7:  FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our consolidated audited financial statements for the fiscal year ended March 31, 2015 follow.

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

We have audited the accompanying balance sheets of TOA Distribution Systems Inc. as of March 31, 2015 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015. TOA Distribution Systems Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems Inc. as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
June 10, 2015

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets Audited

	At	At
	March 31, 2015	March 31, 2014

ASSETS
Cash	$78	—
Prepaid Expenses	$3,500
Total Current Assets	3,578	—

LIABILITIES
Current Liabilities
Accounts Payable	—	3,337
Accrued Expenses	500	5,550
Loans Payable Related Parties- Principal (Note 4)	69,472	49,609
Loans Payable Related Parties- Accrued Interest (Note 4)	11,100	8,021
Total Current Liabilities	$81,072	$66,517

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 47,100,060 issued and outstanding at March 31, 2015and March 31, 2014, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Accumulated Deficit	(199,244)	(188,267)
Total Stockholders’ Equity (Deficit)	$(77,494)	$(66,517)

Total Liabilities and Stockholders’ Equity	$3,578	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations Audited

	For the Year	For the Year
	Ended March	Ended March
	31, 2015	31, 2014
Revenue	$0	$0
Expenses
General and Administrative	7,898	11,472
Total Expenses	7,898	11,472

Net Loss from Operations	(7,898)	(11,472)
Other Income and (Expense)
Foreign Exchange	—	—
Interest	(3,079)	(2,148)
Provision for Income Tax	—	—
Net Loss For The Period	(10,977)	(13,620)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Cash Flows Audited

	For the Year	For the Year
	Ended March	Ended March
	31, 2015	31, 2014
Operating Activities
Net Income (Loss)	(10,977)	(13,620)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Stock Issued for Company Expenses paid by Related Parties	—	—
Company Expenses paid by Related Parties	11,863	13,310
Impairment of mining Property	—	—
Impairment -Distribution License	—	—
Change in Assets and Liabilities
Increase (decrease) accounts payable	(3,337)	(2,650)
Increase (decrease) in accrued expenses	(5,050)	295
Increase (decrease) in Prepaid expenses	(3,500)	—
Increase (Decrease) in Accrued Interest-Related Party	3,079	2,147
Increase (Decrease) in Loans Payable-Related Party	8,000	—
Increase (Decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	78	(518)
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	78	(518)
Cash and Cash Equivalents at Beginning of Period	—	518
Cash and Cash Equivalents at End of Period	78	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	3,079	2,148

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Stockholders’ Equity (Deficit)
Audited

	Common Stock			Paid-In	Accumulated	Stockholders'
	Shares	Amount		Capital	Deficit	Equity
Balance,	April 1, 2014	$	- -	$—	$ - -

Deficit for the year ended March 31, 2014					(13,620)	(13,620)
Balance March 31, 2014	47,100,060		47,100	74,650	(188,267)	(66,517)
Deficit for the year ended March 31, 2015					(10,977)	(10,977)
Balance March 31, 2015	47,100,060		47,100	74,650	(199,244)	(77,494)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Financial Statements
March 31, 2015

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

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b)           Income Taxes

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

c)           Basic and Diluted Loss per Share

In accordance with ASC 260 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2015 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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
2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

j)           Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2015.

k)           Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2015.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $199,244 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. Although we have a commitment from related parties to fund our minimum ongoing operations, there is no assurance that equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4.                      RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

NOTE 5.                      SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to its inability to complete funding arrangements. Following receipt of funding, Taste of Aruba expects the facility to be complete within six months.
.
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

Loans payable to the past and current presidents totaled $5,675 made up of principal amounting to $3,760 and accrued interest of $2,015

Loans payable to a closely associated business totaled $74,797 made up of principal amounting to $65,712 and accrued interest amounting to $9,085.

In aggregate, Loans Payable Related Parties to March 31, 2015 totaled $81,072 made up of $69,472 for principal and $11,100 for accrued interest.

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

At March 31. 2015 we had zero preferred stock issued and outstanding and had 47,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.
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

NOTE 8.                      CONTRIBUTED SURPLUS

The Company owned two (2) mineral claims that had been deemed surplus and fully impaired. On May 1, 2012 these claims were sold to a related party to whom the Company had loans payable. The terms of the sale was a reduction of the loans payable and proportionate accrued interest in aggregate amounting to Twenty-Five Thousand Dollar, ($25,000.00), an extension on the due date of these loan payable, a reduction of the rate of interest payable from 10% to 5% and the issuance by the purchaser, of shares in its two private companies. The Company elected to distribute these private company shares equally to the Company’s shareholders. As these shares were valued at $0 by the Company there was no impact on the financial statements.

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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this evaluation management  concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2015. There where no changes in our internal  control over financial  reporting during the  period  ended  March 31, 2015 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

No formal Board of Directors meetings were called during the year ended March 31, 2015. The Board of Directors which is comprised of one individual performs it meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

ANNUAL SHAREHOLDER MEETINGS

We have not yet held an annual shareholders meeting.

LEGAL MATTERS

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

-	involvement in any bankruptcy;
-	involvement in any conviction in a criminal proceeding;
-	being subject to a pending criminal proceeding;
-
being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

-
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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation  awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2015.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Paul A Ruppanner President CEO & CFO/Director	2015	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner (1)	No. Of Shares Before Offering	Ownership as at March 31, 2014

Trevor Blank (Past President) 859 S. Haskell, Central Point, OR 97502	15,000,000	31.85%
Kenora Gold Corp 7255 East San Alfredo Dr Scottsdale AZ 85254	3,315,000	7.04%
Hillside Management Inc 113 Barkdale Professional Centre Newark DE 19711	2,400,000	5.10%
Taste of Aruba 7702 E Doubletree Ranch Road Scottsdale AZ 85258	17,000,000	36.09%
All 5% holders, Officers and Directors as a Group	42,540,000	89.17%

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

*      Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPAs  independent  public  accountants,  are our  principal accountants.  They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March31, 2015

Audit fees	$5,250
Audit-related fees	$0
Tax fees	$0
All other fees	$0

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

SIGNATURE	TITLE	DATE

/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 22, 2015
Andy Ruppanner	(Principal Executive Officer)