Form 10-Q
period 2015-06-30
TOA Distribution Systems Inc.
filed 2015-08-12
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended June 30, 2015

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

47,100,060 shares of Common Stock, $0.001 par value, as at August 5, 2015.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets Unaudited

	At June 30,	At March 31,
	2015	2015

ASSETS
Cash	$33	$78
Prepaid Expenses	—	3,500
Total Current Assets	33	3,578

LIABILITIES
Current Liabilities
Accounts Payable	46	—
Accrued Expenses	—	500
Loans Payable Related Parties- Principal (Note 4)	69,972	69,472
Loans Payable Related Parties- Accrued Interest (Note 4)	12,016	11,100
Total Current Liabilities	$82,034	$81,072

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 47,100,060 issued and outstanding at June 30, 2015 and March 31, 2015, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Accumulated Deficit	(203,751)	(199,244)
Total Stockholders’ Equity (Deficit)	$(82,001)	$(77,494)

Total Liabilities and Stockholders’ Equity	$33	$3,578

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations
Unaudited

	At June 30, 2015	At June 30, 2014
Revenue	$0	$0
Expenses
General and Administrative	3,591	2,250
Total Expenses	3,591	2,250

Net Loss from Operations	(3,591)	(2,250)
Other Income and (Expense)
Foreign Exchange	—	—
Interest	(916)	(678)
Provision for Income Tax	—	—
Net Loss For The Period	(4,507)	(2,928)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations Unaudited

	At June 30,	At June 30,
	2015	2014
Operating Activities
Net Income (Loss)	(4,507)	(2,928)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Stock Issued for Company Expenses paid by Related Parties	—	—
Company Expenses paid by Related Parties	—	3,199
Impairment of mining Property	—	—
Impairment -Distribution License	—	—
Change in Assets and Liabilities
Increase (decrease) accounts payable	46	1,800
Increase (decrease) in accrued expenses	(500)	(2,750)
Increase (decrease) in Prepaid expenses	3,500	—
Increase (Decrease) in Accrued Interest-Related Party	916	679
Increase (Decrease) in Loans Payable-Related Party	500	—
Increase (Decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	(45)	—
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	(45)	—
Cash and Cash Equivalents at Beginning of Period	78	—
Cash and Cash Equivalents at End of Period	33	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	916	679

 The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Unaudited Interim Financial Statements

June 30, 2015

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 1O-K for the year ended March 31, 2015.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $203,751 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3. SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of

NOTE 3. SUB-DISTRIBUTION AGREEMENT (Continued)

Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as anticipated, the production facility is estimated to be complete with product available in the fourth quarter of 2015, as at the date of this 10-Q filing, funding arrangements have not reached commitment stage. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post forward split shares of the Company’s common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

Loans payable to our President and a past officer/director totaled $5,866, made up of principal amounting to $3,760 and accrued interest of $2,106

Loans payable to a closely associated business totaled $76,122; made up of principal amounting to $66,212 and accrued interest amounting to $9,910.

In aggregate, Loans Payable Related Parties to June 30, 2015 totaled $81,988 made up of $69,972 for principal and $12,016 for accrued interest.

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

As of June 30, 2015 and March 31, 2015 we had zero preferred stock issued and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

RESULTS OF OPERATIONS

Interim Periods:

The three month period ended June 30, 2015 compared to the three month period ended June 30, 2014.

No sales or income was recorded for these periods

Operating Costs and Expenses for the three-month period ended June 30, 2015

Net losses incurred during the three-month period ending June 30, 2015 were $4,507 compared to $2,928 in the comparable period ended June 30, 2014, an increase of $1,579 for the June 30, 2015 period which was primarily due to a change in March 2015 of expense reporting method used. To explain the results of this change, in the June 30, 2014 period we had accrued the quoted costs of audit and filing fees amounting to $2,250. In the current period we did not record any expense costs or accruals, however, the March 31, 2015 audit fees amounting to $3,500 were expensed in the current period. This reporting method change created a difference of ($3,500 - $2,250) =$1,250, add to that an increase in bank charges of $91 and increased interest costs of $238, all totalling $1,579, the recorded increase .

The increase of $238 in interest expense is due to a larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

June 30, 2015

Current Assets	$33
Total Assets	$—
Current Liabilities	$(82,034)
Stockholders' Equity	$(82,001)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $33 on June 30, 2015. During this three-month period ended June 30, 2015 we received loans from related parties amounting to $500 and have a commitment for additional funds required to fund our limited levels of operations through March 31, 2016. We have not generated any revenue to date.

We have loans payable including interest amounting to $81,988 due December 2016, and $46 for accounts payable.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	August 4, 2015
Andy Ruppanner	(Principal Executive Officer)