Form 10-Q
period 2015-09-30
TOA Distribution Systems Inc.
filed 2015-11-17
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended Sept 30, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter September 30, 2015 was $ $0.001 based on common shares outstanding of 47,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

47,100,060 shares of Common Stock, $0.001 par value, as at November 11, 2015.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At September	At March
	30, 2015	31, 2015

ASSETS
Cash	$—	$78
Prepaid Expenses		3,500
Total Current Assets	—	3,578

LIABILITIES
Current Liabilities
Accounts Payable	—	—
Accrued Expenses	—	500
Loans Payable Related Parties- Principal (Note 4)	72,265	69,472
Loans Payable Related Parties- Accrued Interest (Note 4)	12,954	11,100
Total Current Liabilities	$85,219	$81,072

STOCKHOLDERS' EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 47,100,060 issued and outstanding at September 30, 2015and March 31, 2015, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Accumulated Deficit	(206,969)	(199,244)
Total Stockholders' Equity (Deficit)	$(85,219)	$(77,494)

Total Liabilities and Stockholders' Equity	$—	$3,578
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	3 Month	6 Month	3 Month	6 Month
	Period Ended	Period Ended	Period Ended	Period Ended
	Setember 30,	Setember 30,	Setember 30,	Setember 30,
	2015	2015	2014	2014
Revenue	$0	$0	$0	$0
Expenses
General and Administrative	2,281	5,871	2,526	4,776
Impairment Expense-Mining Claim
Impairment Expense-Distribution Agmt
Total Expenses	2,281	5,871	2,526	4,776

Net Loss from Operations	(2,281)	(5,871)	(2,526)	(4,776)
Other Income and (Expense)
Foreign Exchange
Interest	(939)	(1,854)	(754)	(1,432)
Provision for Income Tax
Net Loss For The Period	(3,220)	(7,725)	(3,280)	(6,208)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	6 Month Period	6 Month Period
	Ended Setember	Ended Setember
	30, 2015	30, 2014
Operating Activities
Net Income (Loss)	(7,725)	(6,208)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Stock Issued for Company Expenses paid by Related Parties	—	—
Company Expenses paid by Related Parties	—	9,611
Impairment of mining Property	—	—
Impairment -Distribution License	—	—
Change in Assets and Liabilities
Increase (decrease) accounts payable	—	(1,585)
Increase (decrease) in accrued expenses	(500)	(3,250)
Increase (decrease) in Prepaid expenses	3,500	—
Increase (Decrease) in Accrued Interest-Related Party	1,854	1,432
Increase (Decrease) in Loans Payable-Related Party	2,793	—
Increase (Decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	(78)	—
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	(78)	—
Cash and Cash Equivalents at Beginning of Period	78	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	1,854	1,432
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Unaudited Interim Financial Statements
September 30, 2015

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
 The water product is made from desalinated seawater, is filtered through coral calcium and will be further enhanced by the addition of electrolytes then bottled in Taste of Aruba's proprietary biodegradable bottles. The products will be marketed to retail locations that currently handle bottled water such as display cases in food beverage marketer at airports, food chain store, and sublicensing to bulk dealers and will include the use of vending machines located at high traffic locations.

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
NOTE 2.                          GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $206,969 and must secure additional financing to commence the Company's plan of operations, which means there is substantial concern about the Company's ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                          SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement ("Agreement") with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to it inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as anticipated, the production facility is estimated to be complete with product available in the fourth quarter of 2015, as at the date of this 10-Q filing, funding arrangements have not reached commitment stage. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of

NOTE 3.                          SUB-DISTRIBUTION AGREEMENT (Continued)

17,000,000 post forward split shares of the Company's common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

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

Loans payable to our President and a past officer/director totaled $5,940, made up of principal amounting to $3,742 and accrued interest of $2,198

Loans payable to a closely associated business totaled $79,279; made up of principal amounting to $68,523 and accrued interest amounting to 10,756.

In aggregate, Loans Payable Related Parties to September 30, 2015 totaled $85,219 made up of $72,265 for principal and $12,954 for accrued interest.

NOTE 5.                          EQUITY

At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company's name to TOA Distribution Systems Inc, approved charges to the authorized capital which included creation of 10,000,000 shares of preferred stock at a par value of $0.001 per share and increased the authorized common stock to 250,000,000 with a par value of $0.001 per share. As well, the shareholders approved a 10 for 1 forward stock split of the outstanding shares. All share amounts shown in these financial statements have been adjusted retroactively to account for the forward stock split.

In May 2012 we sold our two mineral claims for $25,000. As the sale was made to a related party, the sale amount was recorded to Additional Paid in Capital and not treated as a gain.

As of September 30, 2015 and March 31, 2015 we had zero preferred stock issued and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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
On November 17, 2012, the Company filed a Form 8-K, Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers with the Securities and Exchange Commission. This 8-K filing disclosed the resignation of Trevor Blank as a Director and from all officer positions held with the Company. Concurrent with Mr. Blank's resignation, Mr. Andy Ruppanner was appointed to serve as sole director and as President and CEO, Vice-President and CFO, Secretary and Treasurer.
RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended September 30, 2015

Operating Costs and Expenses for the three and six-month period ended September 30, 2015 compared to the identical periods ended in 2014.

For the three-month period ended September 30, 2015 compared to the identical periods ended in 2014.

Net losses incurred during the three-month period ending September 30, 2015 were $3,220 a decrease of $60 compared to $3,280 for the same period ended September 30, 2014.

General administrative expenses for three-months ended September 30, 2015 were $2,281 compared to $2,526, in the September 30, 2014 period, a decreased of $245 made up primarily by higher filing fees. The higher costs of the September 30, 2014 period were offset by lower loan interest costs in the amount of $185, in the same period. The increase of $185 in interest expense in the September 30, 2015 is due to a larger loan principal amount upon which interest was calculated.

For the six-month period ended September 30, 2015 compared to the identical periods ended in 2014.

Net losses incurred during the six-month period ending September 30, 2015 were $7,725 compared to $6,208 for the same period ended September 30, 2014, representing an increase of $1,517 in the current period.

General administrative expenses for the six-months ended September 30, 2015 were $5,871 compared to $4,776 in the September 30, 2014, an increase of $1,095 in the September 30, 2015 period. This was made up of an increase in bank service charges in the amount of $121, decrease in filing fee of $775 and an increase in audit fees of $1,750. The increase in bank service fees was because during the September 30, 2014 period we did not have a bank account.

The changes in cost of filing and audit fees were as a result of an accounting change. No actual costs have occurred. Prior to our annual report filing March 31, 2015 we had accrued the quoted costs of the filing and the audit fees into the reporting period. In the March 31, 2015 report we did not accrue these expenses. As a result:

 -we had a reduction in filing fees amounting to $775 because we accrued the estimated fees for March 31, 2014 into that period whereas the March 3, 2015 expense was recorded in the June 30, 2015 period. We recorded no expense for filing fees for the June 30, 2015 period. This expense was received and reported in the September 30, 2015 period.

-we had an increase in professional fees amounting to $1,750 because we accrued the estimated fees for the March 31, 2014 audit into that period whereas the  March 31, 2015 audit fees amounting to $3,500 were reported in the  June 30, 2015 period. We recorded no expense for audit fees for the June 30, 2015 period. This expense was received and reported in the September 30, 2015 period.

SELECTED FINANCIAL INFORMATION

September30, 2015

Current Assets	$—
Total Assets	$—
Current Liabilities	$(85,219)
Stockholders' Equity	$(85,219

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on September 30, 2015. During this six-month period ended September 30, 2015 we received loans from related parties amounting to $2,793 and have a commitment for additional funds required to fund our limited levels of operations through March 31, 2016. We have not generated any revenue to date.

We have loans payable including interest amounting to $85,219 due December 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations  of the Treadway Commission.  Based on this evaluation management  concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2015. There were no changes in our internal controls over financial reporting during the period  ended  September 30, 2015 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL MATTERS

None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2009 our Registration Statement on Form S-1, commission file number 333-153863, became effective and qualified under Rule 144 for the sale of 10,000,000 shares of the Company's common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. The offering was fully subscribed by June 25, 2009 raising a total of $25,000. There were no underwriters for this offering.

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
SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 11, 2015
Andy Ruppanner	(Principal Executive Officer)