Form 10-Q
period 2015-12-31
TOA Distribution Systems Inc.
filed 2016-02-09
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended December 31, 2015

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.

As of the last business day of the registrant’s most recently completed fiscal quarter December 31, 2015, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

-At February 10, 2016, we had 30,100,060 shares of $0.001 par value common Stock outstanding,

-At February 10, 2016, we had 0 shares of 0.001 par value preferred stock outstanding.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited
	At December	At March
	31, 2015	31, 2015

ASSETS
Cash	$—	$78
Prepaid Expenses	—	$3,500
Total Current Assets	—	3,578

LIABILITIES
Current Liabilities
Accounts Payable	—	—
Accrued Expenses	—	500
Loans Payable Related Parties- Principal (Note 4)	74,530	69,472
Loans Payable Related Parties- Accrued Interest (Note 4)	13,922	11,100
Total Current Liabilities	$88,452	$81,072

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
47,100,060 issued and outstanding at December 31, 2015
and March 31, 2015, respectively	47,100	47,100
Additional paid-in capital	74,650	74,650
Accumulated Deficit	(210,202)	(199,244)
Total Stockholders’ Equity (Deficit)	$(88,452)	$(77,494)

Total Liabilities and Stockholders’ Equity	$—	$3,578

The accompanying notes are an integral part of these Financial Statements

F-2

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited
	3 Month Period Ended December 31, 2015	9 Month Period Ended December 31, 2015	3 Month Period Ended December 31, 2014	9 Month Period Ended December 31, 2014
Revenue	$0	$0	$0	$0
Expenses
General and Administrative	2,265	8,136	2,200	6,976
Total Expenses	2,265	8,136	2,200	6,976

Net Loss from Operations	(2,265)	(8,136)	(2,200)	(6,976)
Other Income and (Expense)
Foreign Exchange	—	—	—	—
Interest	(968)	(2,822)	(809)	(2,256)
Provision for Income Tax	—	—	—	—
Net Loss For The Period	(3,233)	(10,958)	(3,009)	(9,232)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	47,100,060	47,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

F-3

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited
	9 Month Period Ended December 31, 2015	9 Month Period Ended December 31, 2014
Operating Activities
Net Income (Loss)	(10,958)	(9,232)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-
Company Expenses paid by Related Parties	-	11,863
Impairment of mining Property	-	-
Impairment -Distribution License	-	-
Change in Assets and Liabilities
Increase (decrease) accounts payable	-	(1,587)
Increase (decrease) in accrued expenses	(500)	(3,300)
Increase (decrease) in Prepaid expenses	3,500	-
Increase (Decrease) in Accrued Interest-Related Party	2,822	2,256
Increase (Decrease) in Loans Payable-Related Party	5,058	50
Increase (Decrease) in Accrued Interest-Others	-	-
Net Cash Provided (Used) by Continuing Operating Activities
Investing Activities	(78)	50
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-
Cash provided by (Used for) Notes Payable- Others	-	-
Stock Issued for Cash	-	-
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	(78)	50
Cash and Cash Equivalents at Beginning of Period	78	-
Cash and Cash Equivalents at End of Period	-	50
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	2 ,822	2,256

The accompanying notes are an integral part of these Financial Statements

F-4

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Unaudited Interim Financial Statements

December 31, 2015

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $210,202 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3. SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba. To maintain the Agreement, the Company will be required to meet certain product sales volumes after Taste of Aruba commences production. The start of production by Taste of Aruba had been delayed due to its inability to complete funding arrangements which is now reported to be eminent although to date these funds have not been received. If Taste of Aruba receives funding as anticipated, the production facility is estimated to be complete with product available in the fourth quarter of 2015, as at the date of this 10-Q filing, funding arrangements have not reached commitment stage. Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of

NOTE 3. SUB-DISTRIBUTION AGREEMENT (Continued)

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

Loans payable to our President and a past officer/director totaled $6,032, made up of principal amounting to $3,742 and accrued interest of $2,290

Loans payable to a closely associated business totaled $82,419; made up of principal amounting to $70,788 and accrued interest amounting to 11,631.

In aggregate, Loans Payable Related Parties to December 31, 2015 totaled $88,452 made up of $74,530 for principal and $13,922 for accrued interest.

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

As of December 31, 2015 and March 31, 2015 we had zero preferred stock issued and had 47,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

NOTE 7. CHANGES TO GENERALLY ACCEAPTED ACCOUNTING PRINCIPLES (GAAP)

During the September 30, 2014 period the Company adopted the revised Accounting Standard Update No. 2014-10 that removes the definition of a development stage entity from ASC Topic 915 under GAAP, which become effective December 15, 2014 while permitting Companies to adopt these guidelines earlier

NOTE 8. SUBSEQUENT EVENTS

Subsequent to the period ending December 31, 2015 the Company’s and Taste of Aruba mutually agreed to cancel their Sub-Distribution Agreement. Taste of Aruba was unable to confirm when its products would be available for resale. The cancelation agreement was on the basis of a no loss, no gain for either party. The 17,000,000 shares issued as the cost for the Sub-Distribution Agreement have been returned and cancelled.

Subsequent to the period ending December 31, 2015, the Company entered into discussion with another non related entity to obtain a license for a water treatment technology

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Subsequent to the period ending December 31, 2015 the Company’s and Taste of Aruba mutually agreed to cancel their Sub-Distribution Agreement. Taste of Aruba was unable to confirm when its products would be available for resale. The cancelation agreement was on the basis of a no loss, no gain for either party. The 17,000,000 shares issued as the cost for the Sub-Distribution Agreement have been returned and cancelled.

Subsequent to the period ending December 31, 2015, the Company entered into discussion with another non related entity to obtain a license for a water treatment technology

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended December 31, 2015

Operating Costs and Expenses for the three and nine-month period ended December 31, 2015 compared to the same period ended in 2014.

For the three-month period ended December 31, 2015 compared to the same period ended in 2014.

Net losses incurred during the three-month period ending December 31, 2015 were $3,233 an increase of $224 compared to $3,009 for the same period ended December 31, 2014.

General administrative expenses for three-months ended December 31, 2015 were $2,265 compared to $2,200, in the December 31, 2014 period, an increase of $65 made up primarily by higher filing fee.

Interest cost December 31, 2015increased by $159, as a result of the larger loan principal amount upon which interest was calculated.

For the nine-month period ended December 31, 2015 compared to the identical periods ended in 2014.

Net losses incurred during the nine-month period ending December 31, 2015 were $10,958 compared to $9,232 for the same period ended December 31, 2014, representing an increase of $1,726 in the current period.

General administrative expenses for the nine-months ended December 31, 2015 were $8,136 compared to $6,976 in the December 31, 2014, an increase of $1,160 in the December 31, 2015 period. This was made up of an increase in bank service charges in the amount of $135, decrease in filing fee of $725 and an increase in audit fees of $1,750. The increase in bank service fees was because during the December 31, 2014 period we did not have a bank account.

The various increases and decreases in cost of filing and audit fees were as a result of an accounting change for the periods Actual costs have not changed only the period in which they are reported changed. Prior to our annual report filing March 31, 2015 quoted costs of the filing and audit fees were accrued into the reporting period. In March 31, 2015 and onward, that reporting practise changed, we no longer accrue the expense into the period. As a result, reporting period amounts are no longer comparable,

Interest cost for the December 31, 2015 period increased by $566 over the December 31, 2014 period. This is as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

December 31, 2015

-----------------

Current Assets $ -

Total Assets $ -

Current Liabilities $ (88,452)

Stockholders' Equity $ (88,452

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on December 31, 2015. During this nine-month period ended December 31, 2015 we received loans from related parties amounting to $5,058 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2016. We have not generated any revenue to date.

We have loans payable including interest amounting to $88,452 due December 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2015. There were no changes in our internal controls over financial reporting during the period ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	February 10, 2016
Andy Ruppanner	(Principal Executive Officer)

EXHIBIT 31.1

TOA DISTRIBUTION SYSYTEMS INC (the “Company”)

Certification Required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Andy Ruppanner, President and Chief Executive Officer, Chief Financial Officer of the Company certify that:

1.	I have reviewed this the Quarterly Report on Form 10-Q of the Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: February 10, 2016

By:	/s/ Andy Ruppanner Andy Ruppanner Chief Executive Officer, Chief Financial Officer, Secretary and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of TOA Distribution Systems Inc. for the Period Ended December 31, 2015, Andy Ruppanner, President and Chief Executive Officer and Chief Financial Officer of TOA Distribution Systems Inc hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1.	Such Quarterly Report on Form 10-Q for the Period Ended December 31, 2015, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Quarterly Report on Form 10-Q for the Period Ended December 31, 2015, fairly presents, in all material respects, the financial condition and results of operations of TOA Distribution Systems Inc.

Dated: February 10, 2016

By:	/s/ Andy Ruppanner Andy Ruppanner Chief Executive Officer, Chief Financial Officer, Secretary and Director