Form 10-K
period 2016-03-31
TOA Distribution Systems Inc.
filed 2016-06-28
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2016

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
Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter March 31, 2016 was $ $0.00 based on common shares outstanding of 30,100,060.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 30,100,060 shares of Common Stock, $0.001 par value, as of June 17, 2016
Documents incorporated by reference –
   3.1    - Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007
          - Amendment to By-Laws dated August 13, 2009
 99.2 - Geologist Report
State issuer's revenues for its most recent fiscal year:  Nil

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this annual report on Form 10-K ("Report") to the "Company", "us", "our" and "we" refer to TOA Distribution Systems Inc.

Cautionary Notice Regarding Forward Looking Statements

Our disclosure and analysis in this Report contain forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, competition and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act of 1933, referred to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, referred to herein as the "Exchange Act".

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures, distribution channels, profitability, new products, adequacy of funds from operations and other projections, and statements expressing general optimism about future operating results, and non-historical information, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

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

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and we are able to sell all the underlying common stock thereby raising a total of $25,000.00.  The S-1 Registration Statement became effective on March 25, 2009 and qualified 1,00,000 shares of the Company's common stock to be sold by June 30, 2009 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering. The offering was fully subscribed for and the Company raised cash, reduced loans payable and reduced accounts payable.

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
In November 2016 the Company and Taste of Aruba mutually agreed to cancel their Sub-Distribution Agreement.  Taste of Aruba was unable to confirm when its products would be available for resale. The cancelation agreement was on the basis of a no loss, no gain for either party. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and cancelled effective January18, 2016. The Company has fully reversed in its financial records the original transaction including the transaction that fully impaired the Sub-Distribution Agreement.
As of the date of this 10-K filing we have not had any revenues and had not begun operations. Our Company has no employees at the present time with the general administration being performed at no cost by a Company shareholder. We do not expect to commence earning revenues for the foreseeable future.

There is no market for our shares, as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. We anticipated that we will file for our trading symbol in 2016. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services available.  We are in ongoing discussions with a number of companies for business relationships, however nothing has been constituted at this time and have no plans to announce anything to the public. As a result, we have no customers or consumers of our products and we have no principal suppliers or sources for raw materials.

MARKETS AND CUSTOMERS

We are in a development stage and presently have no operating assets or customers.

COMPETITION

The Company has no confirmed business operations, therefore we have competitors.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

The Company has no confirmed business operations,

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY THE SALE AND DISTRIBUTION OF THE PRODUCT AND IMACT OUR COSTS.

The Company has no confirmed business operations,

Corporate Office

We currently have no employees. We use a related party-shareholder for bookkeeping services. Any Corporate Administrative and Chief Financial Officer duties are performed by our President and Director Andy Ruppanner.

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
RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE ARE A COMPANY IN ITS DEVELOPMENT STAGED AND WE HAVE NO OPERATIONS

We  are  a  Company in its an  development stage  and  have  no  current  properties  or operations therefore it is difficult for potential  investors to evaluate our business.  Any future operations  are  therefore   subject  to  all  of  the  risks  inherent  in  the establishment  of a new business  enterprise  and must be considered in light of the expenses,  difficulties, complications and delays frequently encountered in connection  with the formation of any new business.  Investors should evaluate us in light of the delays, expenses, problems and  uncertainties  frequently  encountered  by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and will depends upon the implementation of any  business plan relating to any endeavor into which the Company may engage and our ability to enter into  agreements with third parties on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN OUR COMPANY, AS OUR FINANCIAL  CONDITION AND RESULTS OF OPERATIONS MAY  DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business will focus a single or limited business activity.  Larger  companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors  affecting our industry or the regions in which we operate than we would if our business  were more  diversified,  enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

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

To develop any business which we engage in we will endeavour to use the business  relationships of our management to enter into strategic relationships. This may take the form of joint  ventures with private  parties and  contractual  arrangements  with other companies.  We may not be able to  establish  these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our  relationships  with  strategic  partners may require us to incur expenses or undertake  activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our  business prospects  may be limited,  which could  diminish  our ability to conduct our operations.

WE MAY NOT BE ABLE TO  EFFECTIVELY  ESTABLISH OPERATIONS  OR MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy  envisions  establishing and expanding whatever business we may engage in.  If we fail to establish a successful business relationship,  our financial results could be adversely  affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities,  our systems and processes and our access to  financing  sources.  As we grow,  we must  continue  to hire,  train, supervise  and manage new  employees.  We cannot assure you that we will be able to:

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

RISKS RELATED TO OUR FINANCIAL CONDITION

Entry into a business relationship will require us to establish development and marketing activities, as well as our administrative requirements and costs (such as salaries, insurance expenses and general overhead expenses,  (as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We will require additional capital to continue to operate our new business and our proposed operations.  We may be unable to obtain additional capital as and when required. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

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

We incurred a net loss in our operations amounting to $170,922 to March 31, 2016 This amount included a loss from operation amounting to $14,179 offset by an impairment debt cost recovery of $42,500 as a result of our  cancelled sub-distribution agreement with Taste of Aruba Inc

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE  AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR  RELATIONSHIPS  WITH LENDERS,  INVESTORS AND SUPPLIERS.

Our independent registered public accounting  firm,  Seale & Beers CPAs LLC,  have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended March 31, 2016  with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and have  accumulated a deficit of $170,922 at March 31, 2016, which together raises doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules..

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

●
dilution  caused by our issuance of additional  shares of common stock and  other  forms of  equity securities,  which we  expect to make in connection  with future capital  financings to fund our operations and growth,  to attract and retain  valuable  personnel  and in connection with future strategic partnerships with other companies;

●	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

●	fluctuations in revenue from our mineral business as new reserves come to market;

●	changes in the market for commodities or in the capital markets generally;

●	quarterly variations in our revenues and operating expenses;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	changes in analysts' estimates affecting us, our competitors or our industry;

●	changes in the accounting methods used in or otherwise affecting our industry;

●	additions and departures of key personnel;

●	fluctuations in interest rates and the availability of capital in the capital markets; and

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

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend  to  declare  dividends  for  the  foreseeable  future,  as we anticipate  that we will  reinvest any future  earnings in the  development  and growth of our business.  Therefore,  investors will not receive any funds unless they sell  their  common  stock,  and  stockholders  may be unable to sell their shares on favorable terms or at all.  Investors cannot be assured of a positive return  on  investment  or that they  will not lose the  entire  amount of their investment in the common stock.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2009 at a Special Meeting of the shareholders where at a majority of the shareholders authorized the following changes to the Company's Articles of Association and to its issued and outstanding shares.

a)	To change the name of the Company to TOA Distribution Systems Inc

b)	To increase the authorized capital to 260,000,000 shares consisting of 250,000,000 common shares and 10,000,000 preferred shares per attached Amendment document

c)	To roll forward the Company's issued and outstanding shares on a 10 for 1 basis.

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

●
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

Until we have completed or investigation of other business opportunities no plan of action can be completed.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2016 compared to March 31, 2015.

No product sales were reported during this period ended March 31, 2016.

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2016 totalling$14,179 compared to, $10,977 over the same period ending March 31, 2015, an increase of $3,202.

General and Administration costs amounted to $10,387 in the year ended March 31, 2016 compared to $7,898 during same period ended March 31, 2015. An increase of to $2,489

Interest expense for the Year Ended March 31, 2016 totalled $3,792, which was an increase of $713 over the amount of $3,079 for the year ended March 31, 2015. This increase is due to the higher loan amounts upon which interest was charged.

SELECTED FINANCIAL INFORMATION

March 31, 2016

Current Assets	$—
Total Assets	$—
Current Liabilities	$(91,672)
Stockholders' Equity	$(91,672)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $0 at March 31, 2016. We have arranged for sufficient addition loans to fund our limited levels of operations until March 31, 2017.

Our company has generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000 and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $91,672 due March 31, 2017. We will have adequate funds available to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Consolidated Financial Statements as of March 31, 2016 and 2015 and for each of the years in the two-year period ended March 31, 2016. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates..

Organizational and Start-up Costs

           Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with ASC 720-15.

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – "Accounting for Income Taxes" (ASC 740).  ASC 740 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with ASC 260 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2016 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Estimated Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The company has had no revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

Currency

The functional currency of the Company is the United States Dollar.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2016 and 2015.

Other

The Company consists of one reportable business segment. We paid no dividends during the periods from inception April 2, 2007 to March 31, 2016.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company's financial statements.

PART II - FINANCIAL INFORMATION

ITEM 7:  FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our consolidated audited financial statements for the fiscal year ended March 31, 2016 follow.

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

We have audited the accompanying balance sheets of TOA Distribution Systems Inc. as of March 31, 2015 and 2016 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016.  TOA Distribution Systems Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems Inc. as of March 31, 2015 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
June 27, 2016

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Audited

	At March	At March
	31, 2016	31, 2015

ASSETS
Cash	$—	$78
Prepaid Expenses	—	$3,500
Total Current Assets	—	3,578

LIABILITIES
Current Liabilities
Accounts Payable	—	—
Accrued Expenses	—	500
Loans Payable Related Parties- Principal (Note 4)	76,780	69,472
Loans Payable Related Parties- Accrued Interest (Note 4)	14,892	11,100
Total Current Liabilities	$91,672	$81,072

STOCKHOLDERS' EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at March 31, 2016 and 47,100,060 at March 31, 2015 respectively	30,100	47,100
Additional paid-in capital	49,150	74,650
Accumulated Deficit	(170,922)	(199,244)
Total Stockholders' Equity (Deficit)	$(91,672)	$(77,494)

Total Liabilities and Stockholders' Equity	$—	$3,578
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Audited
	At March 31,	At March 31,
	2016	2015
Revenue	$0	$0
Total Revenue	—	—

Expenses
General and Administrative	10,387	7,898
Total Expenses	10,387	7,898

Net Income from Operations	(10,387)	(7,898)
Other Income and (Expense)
Foreign Exchange	—	—
Interest	(3,792)	(3,079)
Provision for Income Tax	—	—
Net Income For The Period	(14,179)	(10,977)

Basic And Diluted Loss Per Common Share	0.0005	0.0002

Weighted Average Number of Common Shares Outstanding	30,100,060	47,100,060
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Audited
	At March 31,	At March 31,
	2016	2015
Operating Activities
Net Income (Loss)	(14,178)	(10,977)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Stock Issued for Company Expenses paid by Related Parties	—	—
Company Expenses paid by Related Parties	7,308	11,863
Change in Assets and Liabilities
Increase (decrease) accounts payable	—	(3,337)
Increase (decrease) in accrued expenses	(500)	(5,050)
Increase (decrease) in Prepaid expenses	3,500	(3,500)
Increase (Decrease) in Accrued Interest-Related Party	3,792	3,079
Increase (Decrease) in Loans Payable-Related Party	—	8,000
Increase (Decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	(78)	78
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	(78)	78
Cash and Cash Equivalents at Beginning of Period	78	—
Cash and Cash Equivalents at End of Period	—	78
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	3,792	3,079
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Stockholders' Equity (Deficit)
Audited

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, April 2, 2007 (Date of Inception)	—	$—	$—	$—	$—
Balance March 31, 2014	47,100,060	47,100	74,650	(188,267)	(66,517)
Deficit for the year ended March 31, 2016				(10,977)	(10,977)
Balance March 31, 2015	47,100,060	47,100	74,650	199,244)	(77,494)
Cancel shares issued for Sub Distribution Agreement	(17,000,000)	(17,000)	(25,500)		(42,500)
Reverse Impairment Costs- cancelled sub distribution Agmt				42,500	42,500
Income for year ended March 31, 2016				(14,179)	(14,179)
Balance March 31, 2016	30,100,060	30,100	49,150	(170,923)	(91,673)
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Financial Statements
March 31, 2016

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

The Company owned two (2) mineral properties acquired from related parties in January 2008 by issuing stock to related parties. The purchase price was fully impaired. In February 2012 these claims were deemed surplus and were sold in May 2012.

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water.   The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, and Guam, and all of Canada.  In January 2016, the Company and Taste of Aruba agreed to cancel the Sub-Distribution agreement on a no loss no gain basis for either party. Taste of Aruba was unable to confirm when its products would be available for resale. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and were cancelled on January18, 2016. This transaction which included full impairment has been reversed in the financial records for the year ended March 31, 2016.
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
NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)            Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with ASC 720-15.

b)            Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – "Accounting for Income Taxes" (ASC 740).  ASC 740 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

b)            Income Taxes (Cont'd)

 Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)            Basic and Diluted Loss per Share

In accordance with ASC 260 – "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2016 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.
d)            Estimated Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)            Revenue Recognition

The company has had no revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

f)            Currency

The functional currency of the Company is the United States Dollar.

g)            Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

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

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

j)            Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2016.

k)            Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2016.

NOTE 3.                          GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to                    $170,922 and must secure additional financing to commence the Company's plan of operations, which means there is substantial concern about the Company's ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. Although we have a commitment from related parties to fund our minimum ongoing operations, there is no assurance that equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4.                          RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company's financial statements.

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
.
 Payment for the Agreement cost of $42,500, which was fully impaired on acquisition, was paid by the issuance of 17,000,000 post dividend shares of the Company's common restricted stock issued in accordance with ASC 505-50-30-6 at $0.025 per share.

In November 2015 the Company and Taste of Aruba mutually agreed to cancel their Sub-Distribution Agreement.  Taste of Aruba was unable to confirm when its products would be available for resale. The cancelation agreement was on the basis of a no loss, no gain for either party. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and cancelled on January18, 2016. The Company has fully reversed in its financial records the original transaction including the transaction that fully impaired the Sub-Distribution Agreement.

NOTE 6.                          LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

NOTE 6.                          LOANS PAYABLE (Cont'd)

Loans payable to the past and current presidents totaled $6,123 made up of principal amounting to $3,742 and accrued interest of $2,381

Loans payable to a closely associated business totaled $85,549 made up of principal amounting to $73,038 and accrued interest amounting to $12,511.

In aggregate, Loans Payable Related Parties to March 31, 2016 totaled $91,672 made up of $76,780 for principal and $14,892 for accrued interest.

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

At March 31. 2016 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

-  15,000,000 common shares issued to a director for cash at $0.0001 on December 13, 2007
-  600,000 common shares issued for services at $0.0025 on December 13, 2007
-  2,000,000 common shares issued for a mining property at $0.01 on January10, 2007
-  2,400,000 common shares issued for cash on May 11, 2009
-  4,285,000 common shares issued for accounts payable on June 1, 2009
       -  3,315,000 common shares issued to a related party for loan payable on June 13, 2009
-  2,500,000 common shares issued for a mining property on June 15, 2009
-  17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009
- (17,000,000) common shares returned for cancelled sub-distribution agreement January18, 2016
NOTE 8.                          CONTRIBUTED SURPLUS
The Company owned two (2) mineral claims that had been deemed surplus and fully impaired. On May 1, 2012 these claims were sold to a related party to whom the Company had loans payable. The terms of the sale was a reduction of the loans payable and proportionate accrued interest in aggregate amounting to Twenty-Five Thousand Dollar, ($25,000.00), an extension on the due date of these loan payable, a reduction of the rate of interest payable from 10% to 5% and the issuance by the purchaser, of shares in its two private companies. The Company elected to distribute these private company shares equally to the Company's shareholders. As these shares were valued at $0 by the Company there was no impact on the financial statements.
NOTE 9.                          CHANGES TO GENERALLY ACCEAPTED ACCOUNTING PRINCIPLES (GAAP)
During the September 30, 2014 period the Company adopted the revised Accounting Standard Update No. 2014-10 that removes the definition of a development stage entity from ASC Topic 915 under GAAP, which become effective December 15, 2014 while permitting Companies to adopt these guidelines earlier

NOTE 10.                          SUBSEQUENT EVENTS
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

Management  conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission.  Based on this evaluation management  concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2016. There where no changes in our internal  control over financial  reporting during the  period  ended  March 31, 2016 that have  materially  affected,  or are reasonable  likely to materially  affect,  or are reasonably  likely to material affect, our internal control over financial reporting.

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

Paul Andy Ruppanner           Age 75
            President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Ruppanner is the Managing Director of Company Builders LLC, an operationally oriented consultancy focused on building strategically successful, sustainable businesses.
His experience includes senior executive assignments in both large and entrepreneurial companies. At IBM, Ruppanner's assignments included executive management of sales and service organizations as well as executive leadership positions in IBM's management development program, service planning and support of manufacturing and development and division/company starter. After IBM, he joined Office Depot as a Vice President to successfully develop a new technology division, now operating internationally as Tech Depot. Mr. Ruppanner holds an MBA from Emory University in Atlanta, Georgia and resides in Santa Fe, New Mexico with his family.

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

DIRECTOR INDEPENDENCE

At this time the Company does not have a policy that it's directors or a majority be independent of management as the Company has at this time only one directors. It is the intention of the Company to implement a policy that a majority of the Board member be independent of the Company's management as the member's of the board of director's increases. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates. The term "affiliate" means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term "immediate family member" means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director's home.

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

No formal Board of Directors meetings were called during the year ended March 31, 2016. The Board of Directors which is comprised of one individual performs it meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

ANNUAL SHAREHOLDER MEETINGS

We have not yet held an annual shareholders meeting.

LEGAL MATTERS

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

●	involvement in any bankruptcy;
●	involvement in any conviction in a criminal proceeding;
●	being subject to a pending criminal proceeding;
●
being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and

●
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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation  awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2016.

Summary Compensation Table

Name &			Other Annual		Options	LTIP		All Other
Principle	Year	Salary	Compensation	Restricted	Awards	SARs	Payouts	Compensation
Position	($)	($)	Bonus ($)	Stock ($)	($)	($)	($)	($)

Paul A	2016	0	0	0	0	0	0	0
Ruppanner
President
CEO &
CFO/Director

There are no current employment agreements between the Company and its executive officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this filing for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 30,100,060 common shares issued and outstanding.

Name and Address Beneficial Owner (1)	No. Of Shares	Ownership as at
		March 31, 2016

JLA-Enterprises Inc	4,285.000	14.24%
113 Barkdale Professional Centre
Newark DE 19711
Trevor Blank (Past President)
859 S. Haskell, Central Point, OR 97502	15,000,000	49.83%
Kenora Gold Corp	3,315,000	11.01%
7255 East San Alfredo Dr
Scottsdale AZ 85254
Hillside Management Inc
113 Barkdale Professional Centre	2,400,000	7.97%
Newark DE 19711
All 5% holders, Officers and Directors
as a Group	25,000,000	83.05%

(1) Each of the persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

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

*    Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.
** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Seale and Beers, CPAs  independent  public  accountants,  are our  principal accountants.  They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended March31, 2016

Audit fees	$ 8,750
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

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

SIGNATURE	TITLE	DATE

/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 16, 2016
Andy Ruppanner	(Principal Executive Officer)