Form 10-Q
period 2016-06-30
TOA Distribution Systems Inc.
filed 2016-08-04
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended June 30, 2016

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
As of the last business day of the registrant's most recently completed fiscal quarter June 30, 2016, the common equity was sold at $0.0025
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
- At July 29, 2016, we had 30,100,060 shares of $0.001 par value common Stock outstanding,
- At July 29, 2016, we had 0 shares of 0.001 par value preferred stock outstanding.
Documents incorporated by reference - None
State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At June	At March
	30, 2016	31, 2016
ASSETS
Total Current Assets	-	-

LIABILITIES
Current Liabilities
Accounts Payable	-	-
Accrued Expenses	-
Loans Payable Related Parties- Principal (Note 4)	79,240	76,780
Loans Payable Related Parties- Accrued Interest (Note 4)	15,911	14,892
Total Current Liabilities	$95,151	$91,672

STOCKHOLDERS' EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
30,100,060 issued and outstanding at June 30, 2016
and March 31, 2016, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(174,401)	(170,922)
Total Stockholders' Equity (Deficit)	$(95,151)	$(91,672)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these Financial Statements

F-2

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	At June 30,	At June 30,
	2016	2015
Revenue	$0	$0
Total Revenue	-	-

Expenses
General and Administrative	2,460	3,591
Total Expenses	2,460	3,591

Net Income (Deficit) from Operations	(2,460)	(3,591)
Other Income and (Expense)
Foreign Exchange
Interest	(1,019)	(916)
Provision for Income Tax
Net Loss For The Period	(3,479)	(4,507)

Basic And Diluted Loss Per Common Share
	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	30,100,060	47,100,060
The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	At June 30,	At June 30,
	2016	2015
Operating Activities
Net Income (Loss)	(3,479)	(4,507)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-
Company Expenses paid by Related Parties	2,460	-
Change in Assets and Liabilities
Increase (decrease) accounts payable	-	46
Increase (decrease) in accrued expenses	-	(500)
Increase (decrease) in Prepaid expenses	-	3,500
Increase (Decrease) in Accrued Interest-Related Party	1,019	916
Increase (Decrease) in Loans Payable-Related Party	-	500
Net Cash Provided (Used) by Continuing Operating Activities	-	(45)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	-	(45)
Cash and Cash Equivalents at Beginning of Period	-	78
Cash and Cash Equivalents at End of Period	-	33
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	1,019	916

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Stockholders' Equity (Deficit)
Unadudited

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2007 (Date of Inception)	—	$—	$—	$—	$—
Balance March 31, 2016	30,100,060	30,100	49,150	(170,922)	(91,672)
Deficet for the three month period ended June 30, 2016	(3,479)	(3,479)
Balance June 30, 2016	30,100,060	30,100	49,150	(174,401)	(95,151)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Financial Statements
June 30, 2016

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
NOTE 2.                          GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $174,401 and must secure additional financing to commence the Company's plan of operations, which means there is substantial concern about the Company's ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

NOTE 4.                          LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

Loans payable to the past and current presidents totaled $6,214 made up of principal amounting to $3,742 and accrued interest of $2,472

Loans payable to a closely associated business totaled 88,937 made up of principal amounting to $75,498 and accrued interest amounting to $13,439.

In aggregate, Loans Payable Related Parties to June 30, 2016 totaled $95,151 made up of $79,240 for principal and $15,911 for accrued interest.

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

At June 30, 2016 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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
In January 2016 the Company's and Taste of Aruba mutually agreed to cancel their Sub-Distribution Agreement.  Taste of Aruba was unable to confirm when its products would be available for resale. The cancelation agreement was on the basis of a no loss, no gain for either party. The 17,000,000 shares issued as the cost for the Sub-Distribution Agreement have been returned and cancelled.

Subsequent to the period ending June 30, 2016, the Company entered into discussion with another non related entity to obtain a license for a water treatment technology

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended June 30, 2016

Operating Costs and Expenses for the three month period ended June 30, 2016 compared to the same period ended in 2015.

For the three-month period ended at June 30, 2016 compared to the same period ended in 2015.

Net losses incurred during the three-month period ending June 30, 2016 were $3,479 a decrease of $1,028 compared to $4,507 amount for the same period ended June 30, 2015.

General administrative expenses for three-months ended June 30, 2016 were $2,460 compared to $3,591, in the June 30, 2015 period, a decrease of $1,131 made up primarily by a changed method of recording accrued expenses.

Interest cost June 30, 2016 increased by $103, as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

June 30, 2016
Current Assets	$-
Total Assets	$-
Current Liabilities	$(95,151)
Stockholders' Equity	$(95,151

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on June 30, 2016. During this three month period ended June 30, 2016 we received loans from related parties amounting to $2,460 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2017. We have not generated any revenue to date.

We have loans payable including interest amounting to $95,150 due June 30, 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2016. There were no changes in our internal controls over financial reporting during the period  ended  June 30, 2016 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	July 29, 2016
Andy Ruppanner	(Principal Executive Officer)