Form 10-Q
period 2016-09-30
TOA Distribution Systems Inc.
filed 2016-11-10
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended September 30, 2016

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
- At November 3, 2016, we had 30,100,060 shares of $0.001 par value common Stock outstanding,
- At November 3, 2016 e had 0 shares of 0.001 par value preferred stock outstanding.
Documents incorporated by reference - None
State issuer's revenues for its most recent fiscal year:  Nil

Part 1 – FINANCIAL INFORMATION

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At September	At March
	30, 2016	31, 2016

ASSETS
Total Current Assets	—	—

LIABILITIES
Current Liabilities
Accounts Payable	—	—
Accrued Expenses	—
Loans Payable Related Parties- Principal (Note 4)	82,558	76,780
Loans Payable Related Parties- Accrued Interest (Note 4)	16,968	14,892
Total Current Liabilities	$99,526	$91,672

STOCKHOLDERS' EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero shares Issued and Outstanding
Common Stock - 250,000,000 authorized at $0.001 par value
30,100,060 issued and outstanding at September 30, 2016
and March 31, 2016, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(178,776)	(170,922
Total Stockholders' Equity (Deficit)	$(99,526)	$(91,672
Total Liabilities and Stockholders' Equity	$—	—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited
	3 Month	6 Month	3 Month	6 Month
	Period Ended	Period Ended	Period Ended	Period Ended
	September	September	September	September 30,
	30, 2016	30, 2016	30, 2015	2015
Revenue	$0	$0	$0	$0
Total Revenue	—	—	—	—

Expenses
General and Administrative	3,317	5,777	2,281	5,871
Total Expenses	3,317	5,777	2,281	5,871

Net Income (Dificit) from Operations	(3,317)	(5,777)	(2,281)	(5,871)
Other Income and (Expense)
Foreign Exchange
Interest	(1,058)	(2,077)	(939)	(1,854)
Provision for Income Tax
Net Loss For The Period	(4,375)	(7,854)	(3,220)	(7,725)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited
	6 Month Period	6 Month Period
	Ended	Ended
	September 30,	September 30,
	2016	2015
Operating Activities
Net Income (Loss)	(7,854)	(7,725)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	5,778	—
Change in Assets and Liabilities
Increase (decrease) accounts payable	—	—
Increase (decrease) in accrued expenses	—	(500)
Increase (decrease) in Prepaid expenses	—	3,500
Increase (Decrease) in Accrued Interest-Related Party	2,076	1,854
Increase (Decrease) in Loans Payable-Related Party	—	2,793
Net Cash Provided (Used) by Continuing Operating Activities		(78)
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	(78)
Cash and Cash Equivalents at Beginning of Period	—	78
Cash and Cash Equivalents at End of Period	—	(0)
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	2,076	1,854

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Financial Statements
September 30, 2016

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
NOTE 2.                          GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $178,776 and must secure additional financing to commence the Company's plan of operations, which means there is substantial concern about the Company's ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3.                          SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement ("Agreement") with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company would have  distributed in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba.

NOTE 3.                          SUB-DISTRIBUTION AGREEMENT (cont'd)

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

Loans payable to the past and current presidents totaled $6,306 made up of principal amounting to $3,742 and accrued interest of $2,564

Loans payable to a closely associated business totaled 93,219 made up of principal amounting to $78,815 and accrued interest amounting to $14,404.

In aggregate, Loans Payable Related Parties to September 30, 2016 totaled $99,526 made up of $82,558 for principal and $16,968 for accrued interest.

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

At September 30, 2016 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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

Subsequent to the period ending June 30, 2016, the Company entered into discussion with another non related entity to obtain a license for a water treatment technology. As of this filing date nothing had been finalized.

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended September 30, 2016

Operating Costs and Expenses for three and six month period ended September 30, 2016 compared to the same periods ended in 2015.

For the three-month period ended at September 30, 2016 compared to the same period ended in 2015.

Net losses incurred during the three month period ending September 30, 2016 were $4,375 an increase of 1,155 compared to the  amount $3,220 for the same period ended September 30, 2015.

General administrative expenses for three-months ended September 30, 2016 were $3,317 compared to $2,281, in the September 30, 2015 period, an increase of $1,036 made up primarily by a changed method of recording accrued expenses.
Interest cost for the three month period ended September 30, 2016 increased by $119, as a result of the larger loan principal amount upon which interest was calculated.

For the six month period ended at September 30, 2016 compared to the same period ended in 2015.

Net losses incurred during the six month period ending September 30, 2016 were $7,854, an increase of $129 compared to the amount of $7,725 for the same period ended September 30, 2015

General administrative expenses for six months ended September 30, 2016 were $5,777 compared to $5,871, in the September 30, 2015 period, a decrease of $94.
Interest cost for the six month period ended September 30, 2016 increased by $223 as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

September 30, 2016
—
Current Assets	$—
Total Assets	$—
Current Liabilities	$(99,526)
Stockholders' Equity	$(99,526)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on September 30, 2016. During this three month period ended September 30, 2016 we received loans from related parties amounting to $3,318 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2017. We have not generated any revenue to date.

We have loans payable including interest amounting to $99,526 due March 31, 2017.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated for the immediate future. There is no assurance we will ever reach that stage.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2016. There were no changes in our internal controls over financial reporting during the period  ended  September 30, 2016 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 3, 2016
Andy Ruppanner	(Principal Executive Officer)