Form 10-Q
period 2016-12-31
TOA Distribution Systems Inc.
filed 2017-02-03
CIK 1445541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal Quarter ended December 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to ____________

TOA DISTRIBUTION SYSTEMS INC
(formerly Skyhigh Resources, Inc.)
(Exact Name of Registrant as Specified in its Charter)
44 Coyote Mountain Road, Suite 102, Santa Fe, NM 87505
 (Address of principal executive offices)

505 919 8036
 (Registrant's telephone number, including area code)
(formerly)
5700 University West Blvd, Suite 304, Albuquerque NM 87106
1791 Marcy Lynn Court, San Jose CA 95124)

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
Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.
As of the last business day of the registrant's most recently completed fiscal quarter December 31, 2016, the common equity was sold at $0.0025
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
- At January 25, 2017, we had 30,100,060 shares of $0.001 par value common Stock outstanding,
- At January 25, 2017 we had 0 shares of 0.001 par value preferred stock outstanding.
Documents incorporated by reference - None
State issuer's revenues for its most recent fiscal year:  Nil

PART   I - FINANCIAL INFORMATION

PART  I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TAO DISTRIBUTION SYSTEMS INC

INDEX TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Page
Unaudited Condensed Balance Sheets as at December 31, 2016 and March 31, 2015 (Audited)	F-2

Unaudited Condensed Statements of Operations for the three and nine month periods ended at December 31, 2016, and at December 31, 2015 respectively	F-3

Unaudited Condensed Statements Cash Flows for the nine month periods ended December 31, 2016 and December 31, 2015 respectively	F-4

Notes to Unaudited Condensed Financial Statements	F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At December	At March
	31, 2016	31, 2016
ASSETS
Total Current Assets	-	-

LIABILITIES
Current Liabilities
Accounts Payable	600	-
Loans Payable Related Parties- Principal (Note 4)	84,307	76,780
Loans Payable Related Parties- Accrued Interest (Note 4)	18,054	14,892
Total Current Liabilities	$102,961	$91,672

STOCKHOLDERS' EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at December 31, 2016 and March 31, 2016, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(182,211)	(170,922)
Total Stockholders' Equity (Deficit)	$(102,961)	$(91,672)
Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	3 Month Period Ended December 31, 2016	9 Month Period Ended December 31, 2016	3 Month Period Ended December 31, 2015	9 Month Period Ended December 31, 2015
Revenue
Total Revenue	$0	$0	$0	$0

Expenses
General and Administrative	2,350	8,127	2,265	8,136
Total Expenses	2,350	8,127	2,265	8,136

Net Income (Deficit) from Operations	(2,350)	(8,127)	(2,265)	(8,136)

Other Income and (Expense)
Interest	(1,085)	(3,162)	(968)	(2,822)
Provision for Income Tax	-	-	-	-
Net Loss For The Period	(3,435)	(11,289)	(3,233)	(10,958)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060	47,100,060	47,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	For the Nine Month Period Ended December 31, 2016	For the Nine Month Period Ended December 31, 2015
Operating Activities
Net Income (Loss)	(11,289)	(10,958)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-
Stock Issued for Company Expenses paid by Related Parties	-	-
Company Expenses paid by Related Parties	7,527	-
Change in Assets and Liabilities
Increase (decrease) accounts payable	600
Increase (decrease) in accrued expenses	-	(500)
Increase (decrease) in Prepaid expenses	-	3,500
Increase (Decrease) in Accrued Interest-Related Party	3,162	2,822
Increase (Decrease) in Loans Payable-Related Party	-	5,058
Increase (Decrease) in Accrued Interest-Others	-	-
Net Cash Provided (Used) by Continuing Operating Activities	-	(78)
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	-	-
Cash provided by (Used for) Notes Payable- Others	-	-
Stock Issued for Cash	-	-
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	-	(78)
Cash and Cash Equivalents at Beginning of Period	-	78
Cash and Cash Equivalents at End of Period	-	-
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	3,162	2,822

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Notes to Financial Statements
December 31, 2016
Unaudited

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

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions. Interim financial statements are condensed and should be read in conjunction with the company's latest annual financial statements. Interim disclosures generally do not repeat those disclosures expressed in the annual statements.

 NOTE 2.                          GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $182,211 and must secure additional financing to commence the Company's plan of operations, which means there is substantial concern about the Company's ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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
In January 2016, the Company and Taste of Aruba agreed to cancel the Sub-Distribution agreement on a no loss no gain basis for either party. Taste of Aruba was unable to confirm when its products would be available for resale. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and were cancelled on January18, 2016. This transaction which included full impairment was reversed in the financial records for the year ended March 31, 2016.

NOTE 3.                          SUB-DISTRIBUTION AGREEMENT (cont'd)

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

Loans payable to the past and current presidents totaled $6,399 made up of principal amounting to $3,742 and accrued interest of $2,656

Loans payable to a closely associated business totaled 95,963 made up of principal amounting to $80,565 and accrued interest amounting to $15,398

In aggregate, Loans Payable Related Parties to September 30, 2016 totaled $102,362 made up of $84,308 for principal and $18,054 for accrued interest.

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

As of December 31, 2016 and March 31, 2016 we had zero preferred stock issued and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.
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

NOTE 7.                          CHANGES TO GENERALLY ACCEAPTED ACCOUNTING PRINCIPLES (GAAP)
During the September 30, 2014 period the Company adopted the revised Accounting Standard Update No. 2014-10 that removes the definition of a development stage entity from ASC Topic 915 under GAAP, which become effective December 15, 2014 while permitting Companies to adopt these guidelines earlier
NOTE 8,                          SUBSEQUENT EVENTS
On January 15, 2017 the Company entered into a license agreement to manufacture and market a proven and patented wastewater disinfection system that uses ultraviolet lamps as the disinfection means and a system in development that will investigate and develop the application of graphene filters for wastewater purification and saltwater desalination. Included in the agreement is the manufacturing knowhow, detailed designs and drawings necessary to build the products, as well as sale and marketing information.

The license agreement is for an initial term of five years with automatic renewal for additional five year terms. The Company and the vendor agreed to a sum of $70,000 for the license, payable by the issuance within 30 days of 1,000,000 of the Company's preferred shares payable containing special voting rights.

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

In the period following our filing for the June 30, 2016 period, the Company entered into discussion with a non-related entity to obtain a license for a water treatment technology. On January 15, 2017 the Company concluded its discussions and entered into a license agreement to manufacture and market a proven and patented wastewater disinfection system that uses ultraviolet lamps as the disinfection means and a system in development that will investigate and develop the application of graphene filters for wastewater purification and saltwater desalination. Included in the agreement is the manufacturing knowhow, detailed designs and drawings necessary to build the products, as well as sale and marketing information.

The license agreement is for an initial term of five years with automatic renewal for additional five year terms. The Company and the vendor agreed to a sum of $70,000 for the license, payable by the issuance within 30 days of 1,000,000 of the Company's preferred shares payable containing special voting rights.

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended December 31, 2016

Operating Costs and Expenses for three and nine-month period ended December 31, 2016 compared to the same periods ended in 2015.

For the three-month period ended at December 31, 2016 compared to the same period ended in 2015.

Net losses incurred during the three-month period ending December 31, 2016 were $3,435 an increase of $202 compared  to the  amount $3,233 for the same period ended December 31, 2015.

General administrative expenses for three-months ended December 31, 2016 were $2,350 compared to $2,265, in the December 31, 2015 period, an increase of $85.

Interest cost for the three-month period ended December 31, 2016 were $1,085 an increase of $117 over the interest costs of $968 recorded for the three-month ending December 31, 2015. The increase was as a result of the larger loan principal amount upon which interest was calculated.

For the nine month period ended at December 31, 2016 compared to the same period ended in 2015.

Net losses incurred during the nine-month period ending December 31, 2016 were $11,290, an increase of $332 compared to the amount of $10,958 for the same period ended December 31, 2015.

General administrative expenses for nine-months ended December 31, 2016 were $8,127 compared to $8,136, in the December 31, 2015 period, a decrease of $9.

Interest cost for the nine-month period ended December 31, 2016 were $3,162 an increase of $340 over the interest costs of $2,822 recorded for the nine month ending December 31, 2015. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

December 31, 2016

Current Assets	$-
Total Assets	$-
Current Liabilities	$(102,961)
Stockholders' Equity	$(102,961)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on December 31, 2016. During this three month period ended December 31, 2016 we received loans from related parties amounting to $1,750 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2017. We have not generated any revenue to date.

We have loans payable including interest amounting to $102,362 at December 31, 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2016. There were no changes in our internal controls over financial reporting during the period  ended  December 31, 2016 that have  materially  affected,  or are reasonable  likely to materially  affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL MATTERS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2009 our Registration Statement on Form S-1, commission file number 333-153863, became effective and qualified under Rule 144 for the sale of 1,000,000 shares of the Company's common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.  The offering was fully subscribed by June 25, 2009 raising a total of $25,000.  There were no underwriters for this offering.

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

SIGNATURE	TITLE	DATE

TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	January 25, 2017
Andy Ruppanner	(Principal Executive Officer)