Form 10-K
period 2017-03-31
TOA Distribution Systems Inc.
filed 2017-06-28
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2017

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

44 Coyote Mountain Road

Santa Fe, NM 87505

(Address of Principal Executive Offices) (Zip Code)

Former address

5700 University West Blvd West, Suite 304

Albuquerque, NM 87106

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☑    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter March 31, 2017 was $0.00 based on common shares outstanding of 30,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 30,100,060 shares of Common Stock, $0.001 par value, as of June 22, 2017

Documents incorporated by reference –

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

On October 6, 2008 we filed an S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of common stock at $0.025 and we are able to sell all the underlying common stock thereby raising a total of $25,000.00. The S-1 Registration Statement became effective on March 25, 2009 and qualified 1,000,000 shares of the Company’s common stock to be sold by June 30, 2009 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering. The offering was fully subscribed for and the Company raised cash, reduced loans payable and reduced accounts payable.

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

We have accumulated losses amounting to $187,352 per Balance Sheet to March 31, 2017. This amount included a loss for the current period of $16 430

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

Our independent registered public accounting firm, AMC Auditing, LLC, have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the period ended March 31, 2017 with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and have accumulated a deficit of $187,352 at March 31, 2017, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2: DESCRIPTION OF PROPERTY

We currently utilize space at the premises of an officer and director of the Company. The premises are located at 44 Coyote Mountain Road, Santa Fe, NM 87505, formerly we were located at 5700 University West Blvd West, Suite 304, Albuquerque, NM 87106 and prior to that location we were located at 1791 Marcy Lynn Court, San Jose, CA 95124. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

MARKET INFORMATION

The Company intends to make application to FINRA for the Company’s shares to be quoted on the OTCOX or the OTCQB. The Company’s application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

In an effort to make available the facilities of the public market to our funding requirements, the Company intends to make application to FINRA for the Company’s shares to be quoted on the OTCBB. The Company’s application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

Until we have completed or investigation of other business opportunities no plan of action can be completed.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2017 compared to March 31, 2016.

No product sales were reported during this period ended March 31, 2017.

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2017 totalling$16,430 compared to, $14,179 over the same period ending March 31, 2016, an increase of $2,251.

General and Administration costs amounted to $12,113 in the year ended March 31, 2017 compared to $10,357 during same period ended March 31, 2016. An increase of to $1,726.

Interest expense for the Year Ended March 31, 2017 totalled $4,317, which was an increase of $525 over the amount of $3,792 for the year ended March 31, 2016. This increase is due to the higher loan amounts upon which interest was charged.

SELECTED FINANCIAL INFORMATION

March 31, 2017

Current Assets	$—
Total Assets	$—
Current Liabilities	$(108,102)
Stockholders’ Equity	$(108,102)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $0 at March 31, 2017. We have arranged for sufficient addition loans to fund our limited levels of operations until March 31, 2017

.

Our company has generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000 and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $107,466 due March 31, 2017. We will have adequate funds available to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Financial Statements as of March 31, 2017 and 2016 and for each of the years in the two-year period ended March 31, 2017. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2017 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2017 and 2016.

Other

The Company consists of one reportable business segment. We paid no dividends during the periods from inception April 2, 2007 to March 31, 2017.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II – FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our audited financial statements for the fiscal year ended March 31, 2017 follow.

FINACIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TOA Distribution Systems Inc.

We have audited the accompanying balance sheet of TOA Distribution Systems Inc. as of March 31, 2017 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2017. TOA Distribution Systems Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems Inc. as of March 31, 2017, and the results of its operations and its cash flows for the year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred recurring losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

June 15, 2017

The accompanying notes are an integral part of these Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TOA Distribution Systems Inc.

We have audited the accompanying balance sheet of TOA Distribution Systems Inc. as of March 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2016. TOA Distribution Systems Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Distribution Systems Inc. as of March 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

Seale and Beers, CPAs

Las Vegas, Nevada

June 27, 2016

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets
Audited

	At March	At March
	31, 2017	31, 2016
ASSETS	$-	$-

LIABILITIES
Current Liabilities
Accounts Payable	135	—
----Accrued Expenses	500	—
Loans Payable Related Parties- Principal (Note 5)	88,258	76,780
Loans Payable Related Parties- Accrued Interest (Note 5)	19,209	14,892
Total Current Liabilities	$108,102	$91,672

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value
30,100,060 issued and outstanding at March 31, 2016
and March 31, 2017, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(187,352)	(170,922)
Total Stockholders’ Equity (Deficit)	$(108,102)	$(91,672)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations
Audited
	At March 31, 2017	At March 31, 2016
Revenue
Total Revenue	$-	$-

Expenses
General and Administrative	12,113	10,387
Total Expenses	12,113	10,387

Net Income (Deficit) from Operations	(12,113)	(10,387)

Other Income and (Expense)
Interest	(4,317)	(3,792)
Provision for Income Tax	—	—
Net Loss For The Period	(16,430)	(14,179)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Cash Flows
Audited
	At March 31, 2017	At March 31, 2016
Operating Activities
Net Income (Loss)	(16,430)	(14,178)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	11,478	7,308
Change in Assets and Liabilities
Increase (decrease) accounts payable	135	—
Increase (decrease) in accrued expenses	500	(500)
Increase (decrease) in Prepaid expenses	—	3,500
Increase (decrease) in Accrued Interest-Related Party	4,317	3,792
Net Cash Provided (Used) by Continuing Operating Activities	—	(78)
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	(78)
Cash and Cash Equivalents at Beginning of Period	—	78
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	4,317	3,792

The accompanying notes are an integral part of these Financial Statements

F-5

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Stockholders’ Equity (Deficit)
Audited

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, April 2, 2007 (Date of Inception)	—	$—	$—	$—	$—
Balance March 31, 2015	47,100,060	47,100	74,650	(199,244)	(77, 494)
Cancel shares issued for Sub-Distribution Agreement	(17,000,000)	(17,000)	(25,500)		(42,500)
Reverse Impairment Costs- cancelled sub distribution Agreement				42,500	42,500
Deficit for year ended March 31, 2016				(14,179)	(14,179)
Balance March 31, 2016	30,100,060	30,100	49,150	(170,922)	(91,672)
Deficit for the year ended March 31, 2017				(16,430)	(16,430)
Balance March 31, 2017	30,100,060	30,100	49,150	(187,352)	(108,102)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

March 31, 2017

NOTE 1. BASIS OF PRESENTATION

The Company was originally organized to engage in mining operations, targeting specifically gold and silver.

We owned two (2) mineral properties which we acquired from a related party in January 2008 by issuing common stock to the related parties owners of the properties. The purchase price was fully impaired.

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

The accompanying notes are an integral part of these Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

c) Basic and Diluted Loss per Share

In accordance with ASC 260 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2017 the Company had no stock equivalents that were anti-dilutive and were excluded in the earnings per share computation.

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

h) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

i) Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j) Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2017.

k) Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception, April 2, 2007 to March 31, 2017.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $187,352 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. Although we have a commitment from related parties to fund our minimum ongoing operations, there is no assurance that equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

Loans payable to the past and current presidents totaled $6,489 made up of principal amounting to $3,742 and accrued interest of $2,747

Loans payable to a closely associated business totaled $100,978 made up of principal amounting to $84,516 and accrued interest amounting to $16,462.

In aggregate, Loans Payable Related Parties to March 31, 2017 totaled $107,467 made up of $88,258 for principal and $19,209 for accrued interest.

NOTE 6. EQUITY

At a special shareholders meeting held August 13, 2009, the shareholders approved the change of the Company’s name to TOA Distribution Systems Inc, approved charges to the authorized capital which included creation of 10,000,000 shares of preferred stock at a par value of $0.01 per share and increased the authorized common stock to 250,000,000 with a par value of

The accompanying notes are an integral part of these Financial Statements

NOTE 6. EQUITY (Cont’d)

$0.001 per share. As well, the shareholders approved a 10 for 1 forward stock split of the outstanding shares. All share amounts shown in these financial statements have been adjusted retroactively to account for the forward stock split.

In the Company’s 10-Q filing for the period ended December 31, 2016 we disclosed in Note 10. Subsequent Events that we had entered into a license agreement to manufacture and market a wastewater disinfection system. During the period up to the filing of this 10-K for March 31, 2017 discussions continued. During these discussions the parties to the agreement identified issues that would present difficulties in concluding the terms of the agreement and agreed that it was prudent to terminate the agreement on a no cost, no gain to all parties basis.

At March 31. 2017 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and purposes listed below.

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

NOTE 7. CONTRIBUTED SURPLUS

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

NOTE 8. CHANGES TO GENERALLY ACCEAPTED ACCOUNTING PRINCIPLES (GAAP)

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2017. There where no changes in our internal control over financial reporting during the period ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

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

Paul Andy Ruppanner Age 76

President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Ruppanner is the Managing Director of Company Builders LLC, an operationally oriented consultancy focused on building strategically successful, sustainable businesses.

His experience includes senior executive assignments in both large and entrepreneurial companies. At IBM, Ruppanner’s assignments included executive management of sales and service organizations as well as executive leadership positions in IBM’s management development program, service planning and support of manufacturing and development and division/company starter. After IBM, he joined Office Depot as a Vice President to successfully develop a new technology division, which operated internationally as Tech Depot. Mr. Ruppanner holds an MBA from Emory University in Atlanta, Georgia and resides in Santa Fe, New Mexico with his family.

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

No formal Board of Directors meetings were called during the year ended March 31, 2017. The Board of Directors which is comprised of one individual performs its meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2017.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Paul A Ruppanner Director, President CEO/CFO	2017	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner	No. Of Shares	Ownership as at March 31, 2017
Mountain Express Inc, 8 The Green, Suite 8,Dover, DE 19901	2,000,000	6.64%
Eagle Ridge Entertainment Inc, 5513 McKinley Road, China Township, MI 48054	2,100,000	6.977%
JLA-Enterprises Inc, 8 The Green, Suite 8 Dover, DE 19901	2,185.000	7.26%
Trevor Blank (Past President) 859 S. Haskell, Central Point, OR 97502	15,000,000	49.83%
Kenora Gold Corp, 7255 East San Alfredo Dr. Scottsdale AZ 85258	3,315,000	11.01%
Hillside Management Inc, 8 The Green, Suite 8 Dover, DE 19901	2,400,000	7.97%
All 5% holders, Officers and Directors as a Group	25,000,000	83.05%

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

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on October 6, 2008.

** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AMC Audit LLC became our current independent public accountants on Oct 12, 2016 following its acquisition of Seale & Beers CPAs on October 12, 2016. . In aggregate they billed $9,250 for the fiscal year ending March 31, 2017. The amount billed by each firm is as follows:

AMC Audit LLC	- $1,750
Seale & Beers, CPAs	- $7,500

The amounts noted in the table below cover the services identified in the noted fiscal year:

Fiscal year-ended March 31, 2017

Audit fees	$ 9,250
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

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

SIGNATURE	TITLE	DATE

/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 22, 2017
Andy Ruppanner	(Principal Executive Officer)