Form 10-Q
period 2017-06-30
TOA Distribution Systems Inc.
filed 2017-08-10
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended June 30, 2017

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

As of the last business day of the registrant’s most recently completed fiscal quarter June 30, 2017, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

- At August 3, 2017, we had 30,100,060 shares of $0.001 par value common Stock outstanding,

- At August 3, 2017 we had 0 shares of 0.001 par value preferred stock outstanding.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC

INDEX TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Page

Unaudited Condensed Balance Sheets as at June 30, 2017 and March 31, 2017	F-2

Unaudited Condensed Statements of Operations for the three month periods ended
June 30, 2017, and at June 3, 2016 respectively	F-3

Unaudited Condensed Statements Cash Flows for the three month periods ended
June 30, 2017 and June 30, 2016 respectively	F-4

Notes to Unaudited Condensed Financial Statements	F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At June	At March
	30, 2017	31, 2017
ASSETS	$—	$—

LIABILITIES
Current Liabilities
Accounts Payable	135	135
Accrued Expenses	1,000	500
Loans Payable Related Parties- Principal (Note 5)	91,032	88,258
Loans Payable Related Parties- Accrued Interest (Note 5)	20,363	19,209
Total Current Liabilities	$112,530	$108,102

STOCKHOLDERS’ EQUITY
Capital Stock

Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at March 31, 2017 and June 30, 2017, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(191,780)	(187,352)
Total Stockholders’ Equity (Deficit)	$(112,530)	$(108,102)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

F-2

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited
	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Revenue
Total Revenue	$—	$—

Expenses
General and Administrative	3,275	2,460
Total Expenses	3,275	2,460

Net Income (Deficit) from Operations	(3,275)	(2,460)

Other Income and (Expense)
Interest	(1,155)	(1,019)
Provision for Income Tax	—	—

Net Loss For The Period	(4,430)	(3,479)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

F-3

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited
	For the three months ended June 30, 2017	For the three months ended June 30, 2016
Operating Activities
Net Income (Loss)	(4,430)	(3,479)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	2,774	2,460
Change in Assets and Liabilities
Increase (decrease) accounts payable	—	—
Increase (decrease) in accrued expenses	500	—
Increase (decrease) in Prepaid expenses	—	—
Increase (decrease) in Accrued Interest-Related Party	1,154	1,019
Increase (decrease) in Loans Payable-Related Party	—	—
Increase (decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	—	—
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	1,154	1,019

The accompanying notes are an integral part of these Financial Statements

F-4

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

June 30, 2017

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

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions. Interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements. Interim disclosures generally do not repeat those disclosures expressed in the annual statements.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date, accumulated losses amounting to $191,782 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

Loans payable to the past and current presidents totaled $6,580 made up of principal amounting to $3,742 and accrued interest of $2,838

Loans payable to a closely associated business totaled $104,816 made up of principal amounting to $87,291 and accrued interest amounting to $17,525

In aggregate, Loans Payable Related Parties to June 30, 2017 totaled $111,397 made up of $91,034 for principal and $20,363 for accrued interest.

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

As of March 31, 2017 and June 30, 2017 we had zero preferred stock issued and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

NOTE. 8.	SUBSEQUENT EVENTS

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

In January 2016 the Company’s and Taste of Aruba mutually agreed to cancel their Sub-Distribution Agreement. Taste of Aruba was unable to confirm when its products would be available for resale. The cancelation agreement was on the basis of a no loss, no gain for either party. The 17,000,000 shares issued as the cost for the Sub-Distribution Agreement have been returned and cancelled.

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

The license agreement was for an initial term of five years with automatic renewal for additional five year terms. The Company and the vendor agreed to a sum of $70,000 for the license, payable by the issuance within 30 days of 1,000,000 of the Company’s preferred shares payable containing special voting rights. In the period ended March 31, 2017, the Company and the non-related entity agreed not to move forward with the Agreement and further agreed that the cancellation is on a no loss no gain basis to either party.

We are currently looking for opportunities that may be available or become available that we could acquire to merge into the Company.

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended June 30, 2017

Operating Costs and Expenses

For the three-month period ended at June 30, 2017 compared to the same period ended in 2016.

Net losses incurred during the three-month period ending June 30, 2017 were $4,430 an increase of $951 compared to the amount $3,479 for the same period ended June 30, 2016.

General administrative expenses for three-months ended June 30, 2017 were $3,275 compared to $2,460 in the June 30, 2016 period, an increase of $815.

Interest cost for the three-month period ended June 30, 2017 were $1,155 an increase of $136 over the interest costs of $1,019 recorded for the three-month ending June 30, 2016. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION
June 30, 2017
Current Assets	$—
Total Assets	$—
Current Liabilities	$(112,530)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on June 30, 2017. During this three month period ended June 30, 2017 we received loans from related parties amounting to $2,774 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2018. We have not generated any revenue to date.

We have loans payable including interest amounting to $111,395 at June 30, 2017.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2017. There were no changes in our internal controls over financial reporting during the period ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
Chief Executive Officer, Chief
/s/ Andy Ruppanner	Financial Officer, Secretary, Director	August 8, 2017
Andy Ruppanner	(Principal Executive Officer)