Form 10-Q
period 2017-09-30
TOA Distribution Systems Inc.
filed 2017-11-14
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Quarter ended September 30, 2017

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

As of the last business day of the registrant’s most recently completed fiscal quarter September 30, 2017, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

-At November 6, 2017, we had 30,100,060 shares of $0.001 par value common Stock outstanding,

-At November 6, 2017 we had 0 shares of 0.001 par value preferred stock outstanding.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC

INDEX TO CONDENSED CONSOLIDATED STATEMENTS

(UNAUDITED)

Page

Unaudited Condensed Balance Sheets as at September 30, 2017 and March 31, 2017	F-2

Unaudited Condensed Statements of Operations for the three and six month periods ended September 30, 2017and September 30, 2016respectively	F-3

Unaudited Condensed Statements Cash Flows for the six month periods ended September 30, 2017 and September 30, 2016 respectively	F-4

Notes to Unaudited Condensed Financial Statements	F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At September	At March
	30, 2017	31, 2017
ASSETS	$—	$—

LIABILITIES
Current Liabilities
Accounts Payable		135
Accrued Expenses	500	500
Loans Payable Related Parties- Principal (Note 4)	93,169	88,258
Loans Payable Related Parties- Accrued Interest (Note 4)	21,565	19,209
Total Current Liabilities	$115,234	$108,102

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at March 31, 2017and September 30, 2017, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(194,484)	(187,352)
Total Stockholders’ Equity (Deficit)	$(115,234)	$(108,102)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	For the three months ended September 30, 2017	For the six months ended September 30, 2017	For the three months ended September 30, 2016	For the six months ended September 30, 2016
Revenue
Total Revenue	$—	$—	$—	$—

Expenses
General and Administrative	1,500	4,775	3,317	5,777
Total Expenses	1,500	4,775	3,317	5,777

Net Income (Deficit) from Operations	(1,500)	(4,775)	(3,317)	(5,777)

Other Income and (Expense)
Interest	(1,202)	(2,357)	(1,058)	(2,077)
Provision for Income Tax	—	—
Net Loss For The Period	(2,702)	(7,132)	(4,375)	(7,854)
Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	For the six months ended September 30, 2017	For the six months ended September 30, 2016
Operating Activities
Net Income (Loss)	(7,132)	(7,854)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	4,910	5,778
Change in Assets and Liabilities
Increase (decrease) accounts payable	(135)	—
Increase (decrease) in accrued expenses	—	—
Increase (decrease) in Prepaid expenses	—	—
Increase (decrease) in Accrued Interest-Related Party	2,357	2,076
Increase (decrease) in Loans Payable-Related Party	—	—
Increase (decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	—	—
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	2,357	2,076

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

September 30, 2017

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $194,483 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3. SUB-DISTRIBUTION AGREEMENT

On September 2, 2009 the Company signed an Exclusive Sub-Distribution Agreement (“Agreement”) with Taste of Aruba (US) Inc, a State of Nevada Incorporated company, owner and master distributor of products from Taste of Aruba-Premium Aruban Water. Under the Agreement, the Company will distribute in the United States, its territories and insular areas in the Caribbean and Pacific and Canada, bottled water produced under license in Aruba by Water Energy Company-Aruba.In January 2016, the Company and Taste of Aruba agreed to cancel the Sub-Distribution agreement on a no loss no gain basis for either party. Taste of Aruba was unable to confirm when its products would be available for resale. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and were cancelled on January18, 2016. This transaction which included full impairment was reversed in the financial records for the year ended March 31, 2016.

NOTE 4. LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

Loans payable to the past and current presidents totaled $6,671 made up of principal amounting to $3,742 and accrued interest of $2,929

Loans payable to a closely associated business totaled $108,061 made up of principal amounting to $89,425 and accrued interest amounting to $18,636

In aggregate, Loans Payable Related Parties to September 30, 2017 totaled $114,733 made up of $93,168 for principal and $21,565 for accrued interest.

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

As of March 31, 2017 and September 30, 2017 we had zero preferred stock issued and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

In an effort to make available the facilities of the public market to our funding requirements, the Company intends to make application to FINRA fora trading symbol. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

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

In the period following our filing for theJune 30, 2016 period, the Company entered into discussion with anon-relatedentity to obtain a license for a water treatment technology.On January 15, 2017 the Company concluded its discussions and entered into a license agreement to manufacture and market a proven and patented wastewater disinfection system that uses ultraviolet lamps as the disinfection means and a system in development that will investigate and develop the application of graphene filters for wastewater purification and saltwater desalination. Included in the agreement is the manufacturing knowhow, detailed designs and drawings necessary to build the products, as well as sale and marketing information. The license agreement is for an initial term of five years with automatic renewal for additional five year terms. The Company and the vendor agreed to a sum of $70,000 for the license, payable by the issuance within 30 days of 1,000,000 of the Company’s preferred shares payable containing special voting rights.

We are currently looking for opportunities that may be available or become available that we could acquire to merge into the Company.

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended September 30, 2017

Operating Costs and Expenses for three andsix-month periodsendedSeptember 30, 2017 compared to the same periods ended in September 30, 2016.

For the three-month period endedat September 30, 2017compared to the same periods ended in 2016.

Net losses incurred during the three-month period ending September 30, 2017were $2,702, adecrease of $1,673comparedto theamount of $4,375 for the same period ended September 30, 2016.

General administrative expenses for three-month ended September 30, 2017were $1,500 a decrease of $1,817 compared to the amount of $3,317 for the same period ended September 30, 2016. The decrease resulted primarily due to timing of receipt of invoices and their entry into the financial records for their respective reporting periods

Interest cost for the three-month period ended September 30, 2017 were $1,202an increase of $144 over the interest costs of $1,058 recorded for the three-month ending September 30, 2016. The increase was as a result of the larger loan principal amount upon which interest was calculated.

For the six month period ended at September 30, 2017compared to the same period ended in 2016.

Net losses incurred during thesix-month period ending September 30, 2017were $7,132, a decrease of $722compared to the amount of $7,854 for the same period ended September 30, 2016.

General administrative expenses for six-months ended September 30, 2017 were $4,775 compared to $5,777, in the September 30, 2016 period, a decrease of $1,002. The decrease resulted primarily due to timing of receipt of invoices and their entry into the financial records for their respective reporting periods

Interest cost for the six-month period ended September 30, 2017 were $2,357 an increase of $280 over the interest costs of $2,077 recorded for the six-month period ending September 30, 2016. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

September 30, 2017
Current Assets	$—
Total Assets	$—
Current Liabilities	$(115,483)
Stockholders' Equity	$(115,483)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on September 30, 2017. During this threemonth period ended September 30, 2017we received loans from related parties amounting to $2,135 and have a commitment forany additional funds required to fund our limited levels of operations through March 31,2018. We havenot generated any revenue to date.

We have loans payable including interest amounting to $114,733 atSeptember 30, 2017.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as ofSeptember 30, 2017. There were no changes in our internal controls over financial reporting during the period ended September 30, 2017that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	November 7, 2017
Andy Ruppanner	(Principal Executive Officer)