Form 10-Q
period 2017-12-31
TOA Distribution Systems Inc.
filed 2018-02-07
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

As of the last business day of the registrant’s most recently completed fiscal quarter December 31, 2017, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

-At January 31, 2018, we had 30,100,060 shares of $0.001 par value common Stock outstanding,

-A January 31, 2018 we had 0 shares of 0.001 par value preferred stock outstanding.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC

 INDEX TO CONDENSED STATEMENTS

(UNAUDITED)

Page
Unaudited Condensed Balance Sheets as at December 31, 2017 and March 31, 2017	F-2

Unaudited Condensed Statements of Operations for the three and nine month periods ended
December 31, 2017 and December 31, 2016 respectively	F-3

Unaudited Condensed Statements Cash Flows for the nine month periods ended December 31, 2017 and December 31, 2016 respectively	F-4

Notes to Unaudited Condensed Financial Statements	F-5 to F-7

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Condensed Balance Sheets

Unaudited

	At December	At March
	31, 2017	31, 2017
ASSETS	$—	$—

LIABILITIES
Current Liabilities
Accounts Payable		135
Accrued Expenses		500
Loans Payable Related Parties- Principal (Note 4)	96,014	88,258
Loans Payable Related Parties- Accrued Interest (Note 4)	22,790	19,209
Total Current Liabilities	$118,804	$108,102

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at March 31, 2017 and December 31, 2017, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(198,054)	(187,352)
Total Stockholders’ Equity (Deficit)	$(118,804)	$(108,102)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Condensed Statements of Operations

Unaudited

	For the three months ended December 31, 2017	For the nine months ended December 31, 2017	For the three months ended December 31, 2016	For the nine months ended December 31, 2016
Revenue
Total Revenue	$—	$—	$—	$—

Expenses
General and Administrative	2,346	7,121	2,350	8,127
Total Expenses	2,346	7,121	2,350	8,127

Net Income (Deficit) from Operations	(2,346)	(7,121)	(2,350)	(8,127)

Other Income and (Expense)
Interest	(1,225)	(3,582)	(1,085)	(3,162)
Provision for Income Tax	—	—
Net Loss For The Period	(3,571)	(10,703)	(3,435)	(11,289)
Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00	$(0.00)	$(0.00)
Weighted Average Number of Common
Shares Outstanding	30,100,060	30,100,060	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	For the nine months ended December 31, 2017	For the nine months ended December 31, 2016
Operating Activities
Net Income (Loss)	(10,703)	(11,289)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	7,527	7,757
Change in Assets and Liabilities
Increase (decrease) accounts payable	(135)	600
Increase (decrease) in accrued expenses	(500.)	—
Increase (decrease) in Prepaid expenses	—	—
Increase (decrease) in Accrued Interest-Related Party	3,582	3,162
Increase (decrease) in Loans Payable-Related Party	—	—
Increase (decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	—	—
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	3,582	3,162

The accompanying notes are an integral part of these Financial Statements

F-4

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

December 31, 2017

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

On September 2, 2009 the Company entered into to a Sub-Distribution agreement with Taste of Aruba (US), Inc to distribute bottled water products produced in Aruba by Taste of Aruba-Premium Aruban Water. The territory in which the Company can distribute these products include the United States and all its territories and insular areas in the Caribbean and Pacific such as but not limited to Puerto Rico, U.S. Virgin Islands, Marshall Islands, and Guam, and all of Canada. In January 2016, the Company and Taste of Aruba agreed to cancel the Sub-Distribution agreement on a no loss no gain basis for either party. Taste of Aruba was unable to confirm when its products would be available for resale. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and were cancelled on January 18, 2016. This transaction which included full impairment has been reversed in the financial records for the year ended March 31, 2016.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $198,054 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. There is no assurance that the equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

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

NOTE 3. SUB-DISTRIBUTION AGREEMENT (cont’d)

In January 2016, the Company and Taste of Aruba agreed to cancel the Sub-Distribution agreement on a no loss no gain basis for either party. Taste of Aruba was unable to confirm when its products would be available for resale. The 17,000,000 shares issued to cover the cost of the Sub-Distribution Agreement have been returned and were cancelled on January 18, 2016. This transaction which included full impairment was reversed in the financial records for the year ended March 31, 2016.

NOTE 4. LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

Loans payable to the past and current presidents totaled $6,763 made up of principal amounting to $3,742 and accrued interest of $3,021

Loans payable to a closely associated business totaled $112,041 made up of principal amounting to $92,272 and accrued interest amounting to $19,769

In aggregate, Loans Payable Related Parties to December 31, 2017 totaled $118,804 made up of $96,014 for principal and $22,790 for accrued interest.

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

As of March 31, 2017 and December 31, 2017 we had zero preferred stock issued and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

- 15,000,000 common shares issued to a director for cash at $0.0001 on December 13, 2007

- 600,000 common shares issued for services at $0.0025 on December 13, 2007

- 2,000,000 common shares issued for a mining property at $0.01 on January 10, 2008

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

- (17,000,000) common shares returned for cancelled sub-distribution agreement January 18, 2016

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

During the quarter ended December 1, 2017 our Company entered into discussions with an entity located in Canada, to obtain certain rights to an industrial product. In January 2018 the parties reached a verbal agreement and drafted a document that listed the specific items upon which an Agreement would be based. Assuming no issues arise, the Agreement document signing is expected to take place in early February.

The product under discussion was designed to target the rapidly growing medical and recreational cannabis markets in Canada and the USA. With input from our principals and design consultant, the product design enhancement provided for significantly increase in the quantities produced within a given square footage as compared to conventional grow methods. The equipment can be used for most other food crops and easily can accommodate the growing of organic food products without need of the current lengthy testing regime and at no increases in cost of the product grown.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In the period following our filing for the June 30, 2016 period, the Company entered into discussion with anon-relatedentity to obtain a license for a water treatment technology. On January 15, 2017 the Company concluded its discussions and entered into a license agreement to manufacture and market a proven and patented wastewater disinfection system that uses ultraviolet lamps as the disinfection means and a system in development that will investigate and develop the application of graphene filters for wastewater purification and salt water desalination. Included in the agreement is the manufacturing know-how, detailed designs and drawings necessary to build the products, as well as sale and marketing information. The license agreement is for an initial term of five years with automatic renewal for additional five year terms. The Company and the vendor agreed to a sum of $70,000 for the license, payable by the issuance within 30 days of 1,000,000 of the Company’s preferred shares payable containing special voting rights.

In the quarter ended June 30, 2017, the Company and the company with whom we had entered into a license agreement to manufacture and market a proven and patented wastewater disinfection system, et al,mutually agreed to discontinue and cancel that Agreement which was signed in January 2017. The cancellation was an agreed to on a no fault, no cost basis. The parties to that Agreement were unable to obtain the financial resources to meet their respective obligation as required by the Agreement.

We are currently finalizing an agreement for an in-design manufacturing product for the agriculture cannabis industry and expect to conclude an agreement based on terms defined during discussion in mid-January 2018..

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended December 31, 2017

Operating Costs and Expenses for three and nine-month periods ended December 31, 2017 compared to the same periods ended in December 31, 2016.

For the three-month period ended at December 31, 2017 compared to the same periods ended in 2016.

Net losses incurred during the three month period ending December 31, 2017 were $3,571, little change from the mount of $3,435 for the same period ended December 31, 2016.

General administrative expenses for three-month ended December 31, 2017 were $2,346,little change from the mount of $2,350 for the same period ended December 31, 2016

Interest cost for the three-month period ended December 31, 2017 were $1,225 an increase of $140 over the interest costs of $1,085 recorded for the three-month ending December 31, 2016. The increase was as a result of the larger loan principal amount upon which interest was calculated.

For the nine month period ended at December 31, 2017 compared to the same period ended in 2016.

Net losses incurred during the nine-month period ending December 31, 2017 were $10,703, a decrease of $586 compared to the amount of $11,289 for the same period ended December 31, 2016.

General administrative expenses for nine-months ended December 31, 2017 were $7,121 compared to $8,127, in the December 31, 2016 period, a decrease of $1,006. The decrease resulted primarily due to timing of receipt of invoices and their entry into the financial records for their respective reporting periods

Interest cost for the nine-month period ended December 31, 2017 were $3,582 an increase of $420 over the interest costs of $3,162 recorded for the nine-month period ending December 31, 2016. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

December 31, 2017

Current Assets	$—
Total Assets	$—
Current Liabilities	$(118,804)
Stockholders' Equity	$(118,804)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on December 31, 2017. During this three month period ended December 31, 2017 we received loans from related parties amounting to $2,846 and have a commitment for any additional funds required to fund our limited levels of operations through March 31,2018. We have not generated any revenue to date.

We have loans payable including interest amounting to $118,804 at December 31, 2017.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2017. There were no changes in our internal controls over financial reporting during the period ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	February 2, 2018
Andy Ruppanner	(Principal Executive Officer)