Form 10-K
period 2018-03-31
TOA Distribution Systems Inc.
filed 2018-07-16
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2018

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter March 31, 2018 was $0.00 based on common shares outstanding of 30,100,060.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 30,100,060 shares of Common Stock, $0.001 par value, as of June 26, 2018

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

There is no market for our shares, as we have not yet filed a 15c211 to request a trading symbol on the OTC-BB. We anticipated that we will file for our trading symbol in 2018. We currently have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

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

We have accumulated losses amounting to $204,323 per Balance Sheet to March 31, 2018. This amount included a loss for the current period of $16,971

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

Our independent registered public accounting firm, AMC Auditing, LLC, have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the period ended March 31, 2018 with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and have accumulated a deficit of $204,323 at March 31, 2018, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker to apply to have the shares quoted on the OTC Markets, which offers three levels a company may aspire to. Depending on the financial strength of a company it may apply for listing on the OTCBB, the OTCQX, the OTCQB or the OTCPINK. To be eligible for quotation on the OTCBB, the OTCQX or the OTCQB an issuers must remain current in their filings with the SEC. In order for us to remain in compliance once listed, we will require future revenues to cover the cost of these filings. This could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you the investor, to resell any shares you may purchase, if at all.

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

MARKET INFORMATION

The Company intends to make application to through a market maker and FINRA for the Company’s shares to be quoted on the OTCBB, the OTCOX or the OTCQB. The Company’s application to a market maker and FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

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

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

In an effort to make available the facilities of the public market to our funding requirements, the Company intends to make application through a market maker and FINRA for the Company’s shares to be quoted on the OTCBB, the OTCQX, the OTCQB or the OTCPINK . The Company’s application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

Until we have completed or investigation of other business opportunities no plan of action can be completed.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended March 31, 2018 compared to March 31, 2017.

No product sales were reported during this period ended March 31, 2018.

Operating Costs and Expenses

Total expenses incurred for the Year Ended March 31, 2018 totalling$16,971 compared to, $16,430 over the same period ending March 31, 2017, an increase of $541.

General and Administration costs amounted to $12,071 in the year ended March 31, 2018 compared to $12,113 during same period ended March 31, 2017. A decrease of to $42

Interest expense for the Year Ended March 31, 2018 totalled $4,900, which was an increase of $583 over the amount of $4,317 for the year ended March 31, 2017. This increase is due to the higher loan amounts upon which interest was charged.

SELECTED FINANCIAL INFORMATION

March 31, 2018
Current Assets	$—
Total Assets	$—
Current Liabilities	$(125,073)
Stockholders’ Equity	$(125,073)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $0 at March 31, 2018. We have arranged for sufficient addition loans to fund our limited levels of operations until March 31, 2019

.

Our company has generated no revenue to date. We sold 1,000,000 shares of common stock in June 2009 for $25,000 of which cash amounting to $6,000 and debt reduction amounting to $19,000. The debt reduction consisted of loans payable amounting to $8,287 and accounts payable amounting to $10,713.

We have loans payable including interest amounting to $125,073 due March 31, 2019. We have arranged for adequate funds to pay for our minimum level of operations.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes included in this Annual Report on Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management’s application of accounting policies. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 2 of the Notes to our Annual Financial Statements for the two year period ended March 31, 2018 and 2017. On an ongoing basis, we evaluate our estimates, including those related to our revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, tooling amortization, financial instruments, stock based compensation and income taxes.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Basic and Diluted Loss Per Share

In accordance with ASC 260 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2018 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2018 and 2017.

Other

The Company consists of one reportable business segment. We paid no dividends during the periods from inception April 2, 2007 to March 31, 2018.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

PART II – FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS

Our fiscal year end is March 31. We will provide audited financial statements to our stockholders on an as requested basis. Our audited financial statements for the fiscal year ended March 31, 2018 follow.

FINACIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TOA Distribution Systems Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TOA Distribution Systems Inc. (the “Company”) as of March 31, 2018 and March 31, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement,whether due to error or fraud . The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2009

Las Vegas, Nevada

June 27, 2018

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets
Audited

	At March	At March
	31, 2018	31, 2017
ASSETS	$—	$—

LIABILITIES
Current Liabilities
Accounts Payable		135
Accrued Expenses		500
Loans Payable Related Parties- Principal (Note 5)	100,964	88,258
Loans Payable Related Parties- Accrued Interest (Note 5)	24,109	19,209
Total Current Liabilities	$125,073	$108,102

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at March 31, 2016 and March 31, 2017, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(204,323)	(187,352)
Total Stockholders’ Equity (Deficit)	$(125,073)	$(108,102)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations
Audited

	At March 31, 2018	At March 31, 2017
Revenue
Total Revenue	$—	$—

Expenses
General and Administrative	12,071	12,113
Total Expenses	12,071	12,113

Net Income (Deficit) from Operations	(12,071)	(12,113)

Other Income and (Expense)
Interest	(4,900)	(4,317)
Provision for Income Tax	—	—
Net Loss For The Period	(16,971)	(16,430)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Cash Flows
Audited

	At March 31, 2018	At March 31, 2017
Operating Activities
Net Income (Loss)	(16,971)	(16,430)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	12,706	11,478
Change in Assets and Liabilities
Increase (decrease) accounts payable	(135)	135
Increase (decrease) in accrued expenses	(500)	500
Increase (decrease) in Accrued Interest-Related Party	4,900	4,317
Net Cash Provided (Used) by Continuing Operating Activities
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	4,900	4,317

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Stockholders’ Equity (Deficit)
Audited

	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance March 31, 2016		30,100	49,150	(170,922)	(91,672)
Deficit for the Year ended March 31, 2017				(16,430)	(16,430)
Balance March 31, 2017	30,100,060	30,100	49,150	(187,352)	(108,102)
Deficit for the Year ended March 31, 2018				(16,971)	(16,971)
Balance March 31, 2018	30,100,060	30,100	49,150	(204,323)	(125,073)

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

March 31, 2018

NOTE 1. BASIS OF PRESENTATION

The Company was originally structured to engage in mining operations, targeting specifically gold and silver.

We owned two (2) mineral properties acquired in January 2008 by issuing stock to the related parties that owned the properties. The purchase price was fully impaired. In February 2012 these claims were deemed surplus and were sold in May 2012.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

c)       Basic and Diluted Loss per Share

In accordance with ASC 260 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilative.  At March 31, 2018 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

j)        Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2018.

k)       Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods from inception April 2, 2007 to March 31, 2018.

l)       Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of these will have a material effect on the company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $204,323 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. Although we have a commitment from related parties to fund our minimum ongoing operations, there is no assurance that equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 4 . LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

Loans payable to the past and current presidents totaled $6,584 made up of principal amounting to $3,472 and accrued interest of $3,112

Loans payable to a closely associated business totaled $118,219 made up of principal amounting to $97,222 and accrued interest amounting to $20,997.

In aggregate, Loans Payable Related Parties to March 31, 2018 totaled $125,073 made up of $100,964 for principal and $24,109 for accrued interest.

NOTE 5. EQUITY

At March 31. 2018 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

There has been no change in our internal control over financial reporting during the current quarter or year ending March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2018. There where no changes in our internal control over financial reporting during the period ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

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

Paul Andy Ruppanner Age 78

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

CODE OF ETHICS

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, limited number of employees. early development stage and limited financial and human resources, we did not believe that normally adopting a written code of ethics would benefit the shareholders.

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

COMMITTEES

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors, consisting of one, as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation.  We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues since we changed our business model to development stage activities.

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

No formal Board of Directors meetings were called during the year ended March 31, 2018. The Board of Directors which is comprised of one individual performs its meeting functions on specific matters by calling special meetings on an as required basis to deal with matters that requires Board action.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended March 31, 2018.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

Paul A Ruppanner Director, President CEO/CFO	2018	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner	No. Of Shares	Ownership as at March 31, 2018
Mountain Express Inc, 8 The Green, Suite 8,Dover, DE 19901	2,000,000	6.64%
Eagle Ridge Entertainment Inc, 5513 McKinley Road, China Township, MI 48054	2,100,000	6.977%
JLA-Enterprises Inc, 8 The Green, Suite 8 Dover, DE 19901	2,185.000	7.26%
Trevor Blank (Past President) 859 S. Haskell, Central Point, OR 97502	15,000,000	49.83%
Kenora Gold Corp, 7255 East San Alfredo Dr. Scottsdale AZ 85258	3,315,000	11.01%
Hillside Management Inc, 8 The Green, Suite 8 Dover, DE 19901	2,400,000	7.97%
All 5% holders, Officers and Directors as a Group	25,000,000	83.05%

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AMC Audit LLC became our current independent public accountants on Oct 12, 2016 following its acquisition of Seale & Beers CPAs on October 12, 2016. . In aggregate they billed $9,500 for the fiscal year ending March 31, 2018.

The amounts noted in the table below cover the services identified in the noted fiscal year:

Fiscal year-ended March 31, 2018

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

SIGNATURE	TITLE	DATE

/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	June 26, 2018
Andy Ruppanner	(Principal Executive Officer)