Form 10-Q
period 2018-06-30
TOA Distribution Systems Inc.
filed 2018-08-17
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended June 30, 2018

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

As of the last business day of the registrant’s most recently completed fiscal quarter June 30, 2018, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

- At June 30, 2018, we had 30,100,060 shares of $0.001 par value common Stock outstanding,

- At June 30, 2018 we had 0 shares of 0.001 par value preferred stock outstanding.

- Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC

INDEX TO CONDENSED STATEMENTS

(UNAUDITED)

Page

Unaudited Condensed Balance Sheets as at June 30, 2018 and March 31, 2018	F-2

Unaudited Condensed Statements of Operations for the three month period ended June 30, 2018 and June 30, 2017 respectively	F-3

Unaudited Condensed Statements Cash Flows for the three month periods ended June 30, 2018 and June 30, 2017 respectively	F-4

Notes to Unaudited Condensed Financial Statements	F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets
Unaudited

	June	March
	30, 2018	31, 2018

ASSETS
Total Current Assets	—	—

LIABILITIES
Current Liabilities
Accounts Payable	100	—
Accrued Expenses	—	—
Loans Payable Related Parties- Principal (Note 5)	103,844	100,964
Loans Payable Related Parties- Accrued Interest (Note 5)	25,424	24,109
Total Current Liabilities	$129,368	$125,073

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value 30,100,060 issued and outstanding at June 30, 2018 and March 31, 2018, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(208,618)	(204,323)
Total Stockholders’ Equity (Deficit)	$(129,368)	$(125,073)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations
Unaudited

	For the three	For the three
	months ended	months ended
	June 30, 2018	June 30, 2017
Revenue
Total Revenue	$—	$—
Expenses
General and Administrative	2,980	3,275
Total Expenses	2,980	3,275

Net Income (Deficit) from Operations	(2,980)	(3,275)
Other Income and (Expense)
Interest	(1,315)	(1,155)
Provision for Income Tax	—	—
Net Loss For The Period	(4,295)	(4,430)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Cash Flows
Unaudited

	For the three	For the three
	months ended	months ended
	June 30, 2018	June 30, 2017
Operating Activities
Net Income (Loss)	(4,295)	(4,430)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	—	—
Company Expenses paid by Related Parties	2,880	2,774
Change in Assets and Liabilities		—
Increase (decrease) accounts payable	100	—
Increase (decrease) in accrued expenses	—	500
Increase (Decrease) in Accrued Interest-Related Party	1,315	1,154
Increase (Decrease) in Loans Payable-Related Party	—	—
Net Cash Provided (Used) by Continuing Operating Activities	—	—
Investing Activities	—	—
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Interest	1,315	1,154
Income Tax	—	—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

June 30, 2018

Unaudited

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

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $208,618 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.  The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan or loans from shareholders and others. Although we have a commitment from related parties to fund our minimum ongoing operations, there is no assurance that equity offerings will be successful or loans will be received to provide sufficient funds to commence operations or to assure the eventual profitability of the Company.

NOTE 3. LOANS PAYABLE

Loans payable to related parties, were received from a director of the Company and others closely associated persons or businesses. These funds were provided as cash loans to cover operating expenses and as payment for services provided.

Loans payable to the past and current presidents totaled $6,945 made up of principal amounting to $3,742 and accrued interest of $3,203

Loans payable to a closely associated business totaled $122,323 made up of principal amounting to $100,102 and accrued interest amounting to $22,221.

In aggregate, Loans Payable Related Parties to June 30, 2018 totaled $129,268 made up of $103,844 for principal and $25,424 for accrued interest.

NOTE 4. EQUITY

At June 30. 2018 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

NOTE 5. SUBSEQUENT EVENTS

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

We are currently in discussions with a company with a product directed at the cannabis and indoor agricultural products industry. Until we have completed our investigation and discussion of this and other possible other business opportunities no plan of action can be completed.

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended June 30, 2018

Operating Costs and Expenses for three-month period ended June 30, 2018 compared to the same period ended June 30, 2017

For the three-month period ended June 30, 2018 compared to the same period ended in 2017.

Net losses incurred during the three month period ending June 30, 2018 were $4,295, little changed from the amount of $4,430 for the same period ended June 30, 2017.

General administrative expenses for three-month period ended June 30, 2018 were $2,980, a decrease of $295 compared to the amount of $3,275 for the same period ended June 30, 2017.

Interest cost for the three-month period ended June 30, 2018 were $1,315 an increase of $160 over the interest costs of $1,155 recorded for the three-month period ending June 30, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

June 30, 2018
Current Assets	$—
Total Assets	$—
Current Liabilities	$(129,368)
Stockholders' Equity	$(129,368)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on June 30, 2018. During this three month period ended June 30, 2018 we received loans from related parties amounting to $2,880 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2019. We have not generated any revenue to date.

We have loans payable including interest amounting to $129,268 at June 30, 2018.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2018. There were no changes in our internal controls over financial reporting during the period ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
Chief Executive Officer, Chief
/s/ Andy Ruppanner	Financial Officer, Secretary, Director	August 12, 2018
Andy Ruppanner	(Principal Executive Officer)