Form 10-Q
period 2018-09-30
TOA Distribution Systems Inc.
filed 2018-11-16
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended September 30, 2018

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

As of the last business day of the registrant’s most recently completed fiscal quarter September 30, 2018, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

- At November 12, 2018, we had 30,100,060 shares of $0.001 par value common Stock outstanding,

- At November 12, 2018, we had 0 shares of 0.001 par value preferred stock outstanding.

- Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC
INDEX TO CONDENSED STATEMENTS
(UNAUDITED)

Page

Unaudited Condensed Balance Sheets as at September 30, 2018 and March 31, 2018	F-2

Unaudited Condensed Statements of Operations for the three and six month period ended September 30, 2018 and September 30, 2017 respectively	F-3

Unaudited Condensed Statements Cash Flows for the six month ended September 30, 2018 and September 30, 2017 respectively	F-4

Notes to Unaudited Condensed Financial Statements	F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Balance Sheets
Unaudited

	At September	At March
	30, 2018	31, 2018
ASSETS	$—	$—

LIABILITIES
Current Liabilities
Accounts Payable	1,000	—
Loans Payable Related Parties- Principal (Note 4)	105,794	100,964
Loans Payable Related Parties- Accrued Interest (Note 4)	26,788	24,109
Total Current Liabilities	$133,582	$125,073

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001 per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value-30,100,060 issued and outstanding at September 30, 2018and March 31, 2018, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(212,832)	(204,323)
Total Stockholders’ Equity (Deficit)	$(133,582)	$(125,073)
Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Operations
Unaudited

	For the three	For the six	For the three	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2018	2017	2017
Revenue
Total Revenue	$—	$—	$—	$—

Expenses
General and Administrative	2,850	5,830	1,500	4,775
Total Expenses	2,850	5,830	1,500	4,775

Net Income (Deficit) from Operations	(2,850)	(5,830)	(1,500)	(4,775)

Other Income and (Expense)
Interest	(1,365)	(2,680)	(1,202)	(2,357)
Provision for Income Tax	—	—
Net Loss For The Period	(4,215)	(8,510)	(2,702)	(7,132)
Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Condensed Statements of Cash Flows
Unaudited

	For the six	For the six
	months ended	months ended
	September 30	September 30
	2018	2017
Operating Activities
Net Income (Loss)	(8,510)	(7,132)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operations	—	—
Company Expenses paid by Related Parties	4,830	4,910
Change in Assets and Liabilities
Increase (decrease) accounts payable	1,000	(135)
Increase (decrease) in accrued expenses	—	—
Increase (decrease) in Prepaid expenses	—	—
Increase (decrease) in Accrued Interest-Related Party	2,680	2,357
Increase (decrease) in Loans Payable-Related Party	—	—
Increase (decrease) in Accrued Interest-Others	—	—
Net Cash Provided (Used) by Continuing Operating Activities	—	—
Investing Activities
Net Cash Provided (Used) by Investing Activities	—	—
Financing Activities
Cash provided by (Used for) Notes Payable Related Party	—	—
Cash provided by (Used for) Notes Payable- Others	—	—
Stock Issued for Cash	—	—
Net Cash Provided (Used) by Financing Activities	—	—
Increase (Decrease) in Cash from Continuing Operations	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	—	—
Supplemental Information
Cash Paid For:
Income Taxes	—	—
Non-Cash Activities
Interest	2,680	2,357

The accompanying notes are an integral part of these Financial Statements

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

September 30, 2018

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

On September 3, 2018 we signed a non-disclosure with a Canadian firm owned by a closely associated person. The entry into the Non-disclosure allows us to further study a new grow system the Canadian firm has in development. The grow system targets the indoor growing of a wide variety of agricultural products. More details of the product are provided in Note 5-Pending Agricultural Product Agreement

Interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements. In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).”

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $212,832 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.

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

Loans payable to the past and current presidents totaled $7,037 made up of principal amounting to $3,742 and accrued interest of $3,295

Loans payable to a closely associated business totaled $125,545 made up of principal amounting to $102,052 and accrued interest amounting to $23,493

In aggregate, Loans Payable Related Parties to September 30, 2018 totaled $132,582 made up of $105,794 for principal and $26,788 for accrued interest.

NOTE 4. EQUITY

At September 30. 2018 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

- 3,315,000 common shares issued to a related party for loan payable on June 13, 2009

- 2,500,000 common shares issued for a mining property on June 15, 2009

- 17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

- (17,000,000) common shares returned for cancelled sub-distribution agreement January18, 2016

NOTE 5. PENDING AGRICULTURAL PRODUCT AGEEMENT

On September 3rd, 2018 non-disclosure agreement that we entered into provided us with access to the technology and the opportunity to evaluate the design and development details of this agricultural products growing system. The design includes a combination of building and equipment, together providing a cost effective method to grow a wide range of agricultural products (the “System”) on a year round basis. The System was originally designed to provide a controlled method for growing marijuana. Marijuana’s rapidly expanding market opportunity was created when the Government of Canada announced plans to legalize recreational marijuana effective October 17, 2018. As well, nine US states and Washington, DC have approved its recreational use and 30 other states have approved marijuana for medical use. This legalization has created a large market opportunity.

NOTE 5. PENDING AGRICULTURAL PRODUCT AGEEMENT (Con’d)

As the design advanced, it became apparent to the developers that the System with remote monitoring and control ability, and positive pressure grow area would facilitate simple and quick approval for organic growing of many other crops. These other crops include leaf vegetables like lettuce, root vegetables like carrots, onions and beets, all types of herbs and many others. Using the System eliminate the need for pesticides and can provide for a crops special needs, including control and delivery of required levels of carbon dioxide, air filtration, humidity control and many other special needs. The developer believes the System to be patentable and will be applying to the US Patent Office for protection within 60 days.

Using the System will reduce the land area and building size needed for a grow facility by about 70%. This ratio can vary upward or downward based on customer special requirements. In all cases land and facilities costs will be reduced by a significant factor. As well, land not acceptable for agricultural purposes is readily usable for System installation, including land located in downtown city locations. The System may be installed into existing warehouse or other unused facilities.

NOTE. 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

In an effort to make available the facilities of the public market to our funding requirements, the Company intends to make application through a market maker and FINRA for the Company’s shares to be quoted on the OTCBB, the OTCQX, the OTCQB or the OTCPINK. The Company’s application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

We are currently in discussions and have signed a Non-Disclosure agreement with a company having a product directed at the cannabis and indoor agricultural products industry. Until we have completed our investigation and discussion of this and other possible business opportunities, no plan of action can be provided.

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended September 30, 2017

Operating Costs and Expenses for three and six-month periods ended September 30, 2018 compared to the same periods ended in September 30, 2017.

For the three-month period ended at September 30, 2018 compared to the same periods ended in 2017.

Net losses incurred during the three month period ending September 30, 2018 were $4,215, an increase of $1,513 compared to $2,702 for the same period ended September 30, 2017.

General administrative expenses for three-month ended September 30, 2018 were $2,850, compared to the amount of $1,500 for the same period ended September 30, 2017, an increase of $1,350. The increased was made up of an increase in professional fees amounting to $350 and an increase in the filing fee $1,000 resulting from the late receipt and posting of the prior periods invoices.

Interest cost for the three-month period ended September 30, 2018 were $1,365 an increase of $163 over the interest costs of $1,202 recorded for the three-month ending September 30, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

For the six-month period ended at September 30, 2018 compared to the same periods ended in 2017.

Net losses incurred during the six-month period ending September 30, 2018 were $8,510, an increase of $1,378 compared to $7,132 for the same period ended September 30, 2017

General administrative expenses for six-month period ended September 30, 2018 were $5,830, an increase of $1,055 compared to the amount of $4,775 for the same period ended September 30, 2017. The increase resulted mainly from an increase in professional fees amounting to $470 and the delayed receipt-recording of a filing fee invoice in the amount of $500.

Interest cost for the six-month period ended September 30, 2018 were $2,680 an increase of $323 over the interest costs of $2,357 recorded for the three-month ending September 30, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

September 30, 2018

Current Assets	$—
Total Assets	$—
Current Liabilities	$(133,582)
Stockholders' Equity	$(133,582)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on September 30, 2018. During this three month period ended September 30, 2018 we received loans from related parties amounting to $1,950 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2019. We have not generated any revenue to date.

We have loans payable including interest amounting to $132,582 at September 30, 2018.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated for the immediate future. There is no assurance we will ever reach that stage.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2018. There were no changes in our internal controls over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION
SYSTEMS INC.
Chief Executive Officer, Chief
/s/ Andy Ruppanner	Financial Officer, Secretary, Director	November 15, 2018
Andy Ruppanner	(Principal Executive Officer)