Form 10-Q
period 2018-12-31
TOA Distribution Systems Inc.
filed 2019-02-15
CIK 1445541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended December 31, 2018

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

As of the last business day of the registrant’s most recently completed fiscal quarter December 31, 2018, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

At February 12, 2019 we had 30,100,060 shares of $0.001 par value common Stock outstanding,

At February 12, 2019 we had 0 shares of 0.001 par value preferred stock outstanding.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC

INDEX TO CONDENSED STATEMENTS

(UNAUDITED)

Page

Unaudited Condensed Balance Sheets as at December 31, 2018 and March 31, 2018 F-2

Unaudited Condensed Statements of Operations for the three and nine month period ended

December 31, 2018 and December 31, 2017 respectively F-3

Unaudited Condensed Statements Cash Flows for the nine month ended

December 31, 2018 and December 31, 2017 respectively F-4

Notes to Unaudited Condensed Financial Statements ` F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets
Unaudited

	At December	At March
	31, 2018	31, 2018

ASSETS
Total Current Assets	-	-

LIABILITIES
Current Liabilities
Accounts Payable	500	-
Accrued Expenses	-	-
Loans Payable Related Parties- Principal (Note 3)	108,666	100,964
Loans Payable Related Parties- Accrued Interest (Note 3)	28,164	24,109
Total Current Liabilities	$ 137,330	$ 125,073

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value
30,100,060 issued and outstanding at December 31, 2018
and March 31, 2018, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(216,580)	(204,323)
Total Stockholders’ Equity (Deficit)	$ (137,330)	$ (125,073)

Total Liabilities and Stockholders’ Equity	$ -	$ -

The accompanying notes are an integral part of these Financial Statements
F-2

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations
Unaudited
	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	December	December	December	December
	31, 2018	31, 2018	31, 2017	31, 2017
Revenue
Total Revenue	$0	$0	$0	$0

Expenses
General and Administrative	2,372	8,202	2,346	7,121
Total Expenses	2,372	8,202	2,346	7,121

Net Income (Deficit) from Operations	(2,372)	(8,202)	(2,346)	(7,121)
Other Income and (Expense)
Interest	(1,376)	(4,056)	(1,225)	(3,582)
Provision for Income Tax	-	-	-	-
Net Loss For The Period	(3,748)	(12,258)	(3,571)	(10,703)

Basic And Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

F-3

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Cash Flows
Unaudited
	For the nine	For the nine
	months ended	months ended
	December	December
	31, 2018	31, 2017

Operating Activities
Net Income (Loss)	(12,258)	(10,703)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-
Company Expenses paid by Related Parties	7,702	7,756
Change in Assets and Liabilities		-
Increase (decrease) accounts payable	500	(135)
Increase (decrease) in accrued expenses	-	(500)
Increase (Decrease) in Accrued Interest-Related Party	4,056	3,582
Increase (Decrease) in Loans Payable-Related Party	-	-
Net Cash Provided (Used) by Continuing Operating Activities	-	-
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Stock Issued for Cash	-	-
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	-	-
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	4,056	3,582

The accompanying notes are an integral part of these Financial Statements

F-4

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

December 31, 2018

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

On September 3, 2018 we signed a non-disclosure with a Canadian firm owned by a closely associated person. The entry into the Non-disclosure allows us to further study a new grow system the Canadian firm has in development. The grow system targets the indoor growing of a wide variety of agricultural products. More details of the product are provided in Note 5-Agricultural Product Agreement.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $216,580 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.

NOTE 2. GOING CONCERN (Cont’d)

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

Loans payable to the past and current presidents totaled $7,128 made up of principal amounting to $3,742 and accrued interest of $3,386

Loans payable to a closely associated business totaled $129,702 made up of principal amounting to $104,924 and accrued interest amounting to $24,778

In aggregate, Loans Payable Related Parties to December 31, 2018 totaled $136,830 made up of $108,666 for principal and $28,164 for accrued interest.

NOTE 4. EQUITY

At December 31. 2018 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

- 3,315,000 common shares issued to a related party for loan payable on June 13, 2009

- 2,500,000 common shares issued for a mining property on June 15, 2009

- 17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

- (17,000,000) common shares returned for cancelled sub-distribution agreement January18, 2016

NOTE 5. AGRICULTURAL PRODUCT AGEEMENT

On September 3rd, 2018, the non-disclosure agreement that we entered into provided us an opportunity to view the technology and to evaluate the detailed design concepts of this agricultural products growing system. The system design concept includes a building designed together with the equipment as an integral part of the system. Together this provides a cost effective method to grow a wide range of agricultural products throughout the year without regard to its geographical location.

The system was originally designed to provide a fully controlled method for growing marijuana. Marijuana’s rapidly expanding market opportunity was created when the Government of Canada announced plans to legalize recreational marijuana. This became effective on October 17, 2018. In the USA, nine States and the District of Columbia have approved its recreational use and 30 other states have approved marijuana for medical use. This legalization has created a large market opportunity.

NOTE 5. AGRICULTURAL PRODUCT AGEEMENT (Con’d)

After signing of the non-disclosure and memorandum of understanding, we continued to study the application of this system. While agricultural uses are many, the system can as well be employed in industrial applications like storage, marshalling, production picking system, and smaller residential application. In December we completed negotiations with the developer and inventor, and agreed to terms and conditions for a territory license The licensed territory includes the USA, Canada, Mexico, the Caribbean islands (not including Cuba,) and the Marshall Islands. The agreement also include provisions for sub-licensing within the licensed territory and the opportunity to add additional territories. The benefits derived by using of the system in these many industries are considerable and are the compelling reasons for concluding the negotiations. On January10, 2019 the official documents were delivered and the signing was concluded by the parties.

In anticipation of entering into this agreement, the Company secured and purchased the domain name www.VerticGrow.com and will soon commence work on the development of the website.

The developers and the Company believe the VerticGrow system is patentable and had planned to submit an application mid-January 2019, however some added features have delayed filing. The developer and inventor are committed to file with the US Patent Office (USPO) by February 28, 2019. This will be followed by a filing with the World Intellectual Property Organization (WIPO), as soon as practicable thereafter.

The Land area required to build a VerticGrow system grow facility building is significantly smaller. The size is variable and contingent on building height and buyers special design consideration and are somewhat crop specific. Comparing the VerticGrow system to a facility growing a taller plant like marijuana; growers planting directly on the open ground or in most greenhouses facilities will have a land-use area or building footprint about (5.7) times larger than a VerticGrow systems’ footprint. As well, subject only to the type of marijuana crop being grown, the VerticGrow system will produce up to six (6) crops per year, independent of the hemispheric location of the facility. By comparison, a greenhouse facility is highly dependent on hemispheric location. In a northern locations it will grow one (1) or two (2) crops per year whereas in a more southern location three (3) to five (5) crops per year may be achieved.

The cost of the Exclusive License is highly dependent on the success of the patenting process detailed below. All payment will be made to the seller and the Inventor and, will be made in Company common and preferred shares as follows.

Upon the filing of a Provisional Patent Application with the US Patent Office

(a) Payable to UVST– Stage 1

UVST and TOA agree that on the filing of a provisional patent application with the US Patent Office, the cost of this License Technology will be Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 1

TOA and the Inventor agree that on the filing of a provisional patent application with the US Patent Office, to issue to the Inventor or Inventor designee, Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

NOTE 5. AGRICULTURAL PRODUCT AGEEMENT (Con’d)

(c) Shares Issuances to UVST and Inventor for Stage 1

The Parties and Inventor agree that all shares for Stage 1, will be issued within thirty (30) days of the filing of the provisional patent and upon receipt by TOA of a certified copy of the provisional patent application. All shares shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

Following Issuance of a Patent Pending notification from the US Patent Office

(a) Payable to UVST– Stage 2

UVST and TOA agree, following receipt of a US Patent Office patent pending notice, the cost of this License Technology will be increased by an additional Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 2

TOA and Inventor agrees, following receipt of a US Patent Office patent pending notice, to issue to the Inventor or Inventor designee ,an additional Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

(c) Shares Issuances to UVST and Inventor for Stage 2

The Parties and Inventor agree that that following receipt of a certified copy of the patent pending notice issued by the US Patent Office, all shares for Stage 2, will be issued within thirty (30) days All share shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

NOTE 6. SUBSEQUENT EVENTS

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

In the period ended September 30, 2018 we were in discussions and had signed a Non-Disclosure agreement with a company having a product directed at the cannabis and indoor agricultural products industry. We continued these discussions during this current period and on October 15, the Company signed a memorandum of understanding (“MOU’) to exclusively license the worldwide right for the system. Discussion continued and concluded on January 10, 2019 with the signing of an exclusive license agreement.

The License Agreement includes the United States, Canada, Mexico and the 26 country islands nations located within the Caribbean Ocean (not including Cuba). It was purchased from a Canadian company; UV Systems Technology Inc (UVST) and the inventor, a senior manager and shareholder of UVST. UVST and the inventor are in the process of completing an application with the US Patent Office for a provisional patent. This filing of this patent application and the receipt of a patent pending designation are important milestones in our Agreement.

The License Agreement covers a vertical rotating type equipment named the VerticGrow System. It is designed together with the building to form a cohesive and synergistic unit. Applications for the VerticGrow System are varied and target many industries including agricultural, warehouse storage and retrieval, manufacturing and production, and small units designed for residential uses.

When comparing the land required for a VerticGrow System verses a warehouse, a greenhouse or an on-the-land growing facility the amount of land needed is reduced by ratio of about five (5) to one (1) or more) depending on the height of the selected building.

In an industrial application warehouses constructed for product storage, retrieval, and marshalling of an extensive variety of items will include space for office, services and ancillary uses. Materials storage and marshalling warehouses design heights are limited as a result of the limited lifting height of materials handling equipment. Access to pallets and storage shelves require maneuvering and turning space. In calculating actual space available for product storage, retrieval, delivery and marshalling, studies have shown that the ratio of space available for product storage, retrieval and marshalling is about 22% to 27% of a buildings floor space, leaving 78 % to 73% unusable for that purpose. A building and equipment system like the VerticGrow System that will provide addition space for its intended purpose, at little or no additional capital cost would provide a positive impact to the business owner.

For the immediate future it is the Company’s plan to target the agricultural industry, more specifically the growers of marijuana and other high value crops. A major benefit gained by using the VerticGrow System is facility cost reduction achieved by the reduced size of the land and building needed for a crop growing facility

The VerticGrow System offers many improvements over methods currently being used in the agricultural industry for growing crops. VerticGrow System is equipped with a variable number of container type pods, each pod being totally independent and autonomous of the other. In agricultural applications, each pod will be a self-contained, fully autonomous, automated growing unit (enabling full control of the grow cycles from a remote control room). The pods are fully insulated to meet the climatic conditions of their hemispheric location allowing a grower to grow crops continually throughout the years, unlike conventional green houses or on-the land applications, where the number of crop possible is totally limited by its geographic location.

Each container type pod is equipped with all needed services, including electrical power, monitors, controlled aeroponic or hydroponic feed , HVAC, positive internal pressure to eliminate pests infestation and untreated air ingress, optimized CO2 levels. Their frame mounted grow lights are adjustable for intensity, on–off time cycles and movable up or down for setting an optimum height above the crop. Multiple layer of crop can be grown in each pod, and each pod may contain a different crops. A facility growing cannabis, hemp or other tall plants, the pod would provide height for a one level crop but is capable of producing crops per year.

The cost of the Exclusive License is highly dependent on the success of patenting process detailed below. All payment will be made to the seller and the Inventor and, will be made in Company common and preferred shares as follows.

Upon the filing of a Provisional Patent Application with the US Patent Office

(a) Payable to UVST– Stage 1

UVST and TOA agree that on the filing of a provisional patent application with the US Patent Office, the cost of this License Technology will be Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 1

TOA and the Inventor agree that on the filing of a provisional patent application with the US Patent Office, to issue to the Inventor or Inventor designee, Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

(c) Shares Issuances to UVST and Inventor for Stage 1

The Parties and Inventor agree that all shares for Stage 1, will be issued within thirty (30) days of the filing of the provisional patent and upon receipt by TOA of a certified copy of the provisional patent application. All shares shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

Following Issuance of a Patent Pending notification from the US Patent Office

(a) Payable to UVST– Stage 2

UVST and TOA agree, following receipt of a US Patent Office patent pending notice, the cost of this License Technology will be increased by an additional Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 2

TOA and Inventor agrees, following receipt of a US Patent Office patent pending notice, to issue to the Inventor or Inventor designee ,an additional Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

(c) Shares Issuances to UVST and Inventor for Stage 2

The Parties and Inventor agree that that following receipt of a certified copy of the patent pending notice issued by the US Patent Office, all shares for Stage 2, will be issued within thirty (30) days All share shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended September 30, 2017

Operating Costs and Expenses for three and nine month periods ended December 31, 2018 compared to the same periods ended in December 31, 2017.

For the three-month period ended at December 31, 2018 compared to the same periods ended in 2017.

Net losses incurred during the three month period ending December 31, 2018 were $3,748, an increase of $177 compared to $3,571 for the same period ended December 31, 2017.

General administrative expenses for three-month ended December 31, 2018 were $2,372, compared to the amount of $2,346 for the same period ended December 31, 2017, an increase of $26.

Interest cost for the three-month period ended December 31, 2018 were $1,376 an increase of $151 over the interest costs of $1,225 recorded for the three-month ending December 31, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

For the nine-month period ended at December 31, 2018 compared to the same periods ended in 2017.

Net losses incurred during the nine-month period December 31, 2018 were $12,258, an increase of $1,555 compared to $10,703 for the same period ended December 31, 2017

General administrative expenses for nine-month period ended December 31, 2018 were 8,202, an increase of $1,081 compared to the amount of $7,121 for the same period ended December 31, 2017. The increase resulted mainly from an increase in professional fees amounting to $560 and the delayed receipt-recording of a filing fee invoice in the December 31, 2017 in the amount of $500,

Interest cost for the nine-month period ended December 31, 2018 were $4,056 an increase of $474 over the interest costs of $3,582 recorded for the nine-month ending December 31, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

December 31, 2018

-----------------

Current Assets $ -

Total Assets $ -

Current Liabilities $ (137,330)

Stockholders' Equity $ (137,330)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on December 31, 2018. During this nine month period ended December 31, 2018 we received loans from related parties amounting to $7,702 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2019. We have not generated any revenue to date.

We have loans payable including interest amounting to $136,830 at December 31, 2018.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2018. There were no changes in our internal controls over financial reporting during the period ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	February 13, 2019
Andy Ruppanner	(Principal Executive Officer)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal Quarter ended December 31, 2018

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

As of the last business day of the registrant’s most recently completed fiscal quarter December 31, 2018, the common equity was sold at $0.0025

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

At February 12, 2019 we had 30,100,060 shares of $0.001 par value common Stock outstanding,

At February 12, 2019 we had 0 shares of 0.001 par value preferred stock outstanding.

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

Part 1 – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TOA DISTRIBUTION SYSTEMS INC

INDEX TO CONDENSED STATEMENTS

(UNAUDITED)

Page

Unaudited Condensed Balance Sheets as at December 31, 2018 and March 31, 2018 F-2

Unaudited Condensed Statements of Operations for the three and nine month period ended

December 31, 2018 and December 31, 2017 respectively F-3

Unaudited Condensed Statements Cash Flows for the nine month ended

December 31, 2018 and December 31, 2017 respectively F-4

Notes to Unaudited Condensed Financial Statements ` F-5 to F-7

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Balance Sheets
Unaudited

	At December	At March
	31, 2018	31, 2018

ASSETS
Total Current Assets	-	-

LIABILITIES
Current Liabilities
Accounts Payable	500	-
Accrued Expenses	-	-
Loans Payable Related Parties- Principal (Note 3)	108,666	100,964
Loans Payable Related Parties- Accrued Interest (Note 3)	28,164	24,109
Total Current Liabilities	$ 137,330	$ 125,073

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred Shares - 10,000,000 Shares Authorized, at $0.001
per share - Zero shares Issued and Outstanding.
Common Stock - 250,000,000 authorized at $0.001 par value
30,100,060 issued and outstanding at December 31, 2018
and March 31, 2018, respectively	30,100	30,100
Additional paid-in capital	49,150	49,150
Accumulated Deficit	(216,580)	(204,323)
Total Stockholders’ Equity (Deficit)	$ (137,330)	$ (125,073)

Total Liabilities and Stockholders’ Equity	$ -	$ -

The accompanying notes are an integral part of these Financial Statements
F-2

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Operations
Unaudited
	For the three	For the nine	For the three	For the nine
	months ended	months ended	months ended	months ended
	December	December	December	December
	31, 2018	31, 2018	31, 2017	31, 2017
Revenue
Total Revenue	$0	$0	$0	$0

Expenses
General and Administrative	2,372	8,202	2,346	7,121
Total Expenses	2,372	8,202	2,346	7,121

Net Income (Deficit) from Operations	(2,372)	(8,202)	(2,346)	(7,121)
Other Income and (Expense)
Interest	(1,376)	(4,056)	(1,225)	(3,582)
Provision for Income Tax	-	-	-	-
Net Loss For The Period	(3,748)	(12,258)	(3,571)	(10,703)

Basic And Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	30,100,060	30,100,060	30,100,060	30,100,060

The accompanying notes are an integral part of these Financial Statements

F-3

TOA Distribution Systems Inc
(formerly known as Skyhigh Resources Inc)
Statements of Cash Flows
Unaudited
	For the nine	For the nine
	months ended	months ended
	December	December
	31, 2018	31, 2017

Operating Activities
Net Income (Loss)	(12,258)	(10,703)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-
Company Expenses paid by Related Parties	7,702	7,756
Change in Assets and Liabilities		-
Increase (decrease) accounts payable	500	(135)
Increase (decrease) in accrued expenses	-	(500)
Increase (Decrease) in Accrued Interest-Related Party	4,056	3,582
Increase (Decrease) in Loans Payable-Related Party	-	-
Net Cash Provided (Used) by Continuing Operating Activities	-	-
Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Financing Activities
Stock Issued for Cash	-	-
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash from Continuing Operations	-	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	-	-
Supplemental Information
Cash Paid For:
Income Taxes	-	-
Non-Cash Activities
Interest	4,056	3,582

The accompanying notes are an integral part of these Financial Statements

F-4

TOA Distribution Systems Inc

(formerly known as Skyhigh Resources Inc)

Notes to Financial Statements

December 31, 2018

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

On September 3, 2018 we signed a non-disclosure with a Canadian firm owned by a closely associated person. The entry into the Non-disclosure allows us to further study a new grow system the Canadian firm has in development. The grow system targets the indoor growing of a wide variety of agricultural products. More details of the product are provided in Note 5-Agricultural Product Agreement.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has no business operations to date, accumulated losses amounting to $216,580 and must secure additional financing to commence the Company’s plan of operations, which means there is substantial concern about the Company’s ability to continue as a going concern.

NOTE 2. GOING CONCERN (Cont’d)

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

Loans payable to the past and current presidents totaled $7,128 made up of principal amounting to $3,742 and accrued interest of $3,386

Loans payable to a closely associated business totaled $129,702 made up of principal amounting to $104,924 and accrued interest amounting to $24,778

In aggregate, Loans Payable Related Parties to December 31, 2018 totaled $136,830 made up of $108,666 for principal and $28,164 for accrued interest.

NOTE 4. EQUITY

At December 31. 2018 we had zero preferred stock issued and outstanding and had 30,100,060 common shares issued and outstanding, which were issued on the dates and for the purposes listed below.

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

- 3,315,000 common shares issued to a related party for loan payable on June 13, 2009

- 2,500,000 common shares issued for a mining property on June 15, 2009

- 17,000,000 common shares issued for a sub-distribution agreement on Sept 2, 2009

- (17,000,000) common shares returned for cancelled sub-distribution agreement January18, 2016

NOTE 5. AGRICULTURAL PRODUCT AGEEMENT

On September 3rd, 2018, the non-disclosure agreement that we entered into provided us an opportunity to view the technology and to evaluate the detailed design concepts of this agricultural products growing system. The system design concept includes a building designed together with the equipment as an integral part of the system. Together this provides a cost effective method to grow a wide range of agricultural products throughout the year without regard to its geographical location.

The system was originally designed to provide a fully controlled method for growing marijuana. Marijuana’s rapidly expanding market opportunity was created when the Government of Canada announced plans to legalize recreational marijuana. This became effective on October 17, 2018. In the USA, nine States and the District of Columbia have approved its recreational use and 30 other states have approved marijuana for medical use. This legalization has created a large market opportunity.

NOTE 5. AGRICULTURAL PRODUCT AGEEMENT (Con’d)

After signing of the non-disclosure and memorandum of understanding, we continued to study the application of this system. While agricultural uses are many, the system can as well be employed in industrial applications like storage, marshalling, production picking system, and smaller residential application. In December we completed negotiations with the developer and inventor, and agreed to terms and conditions for a territory license The licensed territory includes the USA, Canada, Mexico, the Caribbean islands (not including Cuba,) and the Marshall Islands. The agreement also include provisions for sub-licensing within the licensed territory and the opportunity to add additional territories. The benefits derived by using of the system in these many industries are considerable and are the compelling reasons for concluding the negotiations. On January10, 2019 the official documents were delivered and the signing was concluded by the parties.

In anticipation of entering into this agreement, the Company secured and purchased the domain name www.VerticGrow.com and will soon commence work on the development of the website.

The developers and the Company believe the VerticGrow system is patentable and had planned to submit an application mid-January 2019, however some added features have delayed filing. The developer and inventor are committed to file with the US Patent Office (USPO) by February 28, 2019. This will be followed by a filing with the World Intellectual Property Organization (WIPO), as soon as practicable thereafter.

The Land area required to build a VerticGrow system grow facility building is significantly smaller. The size is variable and contingent on building height and buyers special design consideration and are somewhat crop specific. Comparing the VerticGrow system to a facility growing a taller plant like marijuana; growers planting directly on the open ground or in most greenhouses facilities will have a land-use area or building footprint about (5.7) times larger than a VerticGrow systems’ footprint. As well, subject only to the type of marijuana crop being grown, the VerticGrow system will produce up to six (6) crops per year, independent of the hemispheric location of the facility. By comparison, a greenhouse facility is highly dependent on hemispheric location. In a northern locations it will grow one (1) or two (2) crops per year whereas in a more southern location three (3) to five (5) crops per year may be achieved.

The cost of the Exclusive License is highly dependent on the success of the patenting process detailed below. All payment will be made to the seller and the Inventor and, will be made in Company common and preferred shares as follows.

Upon the filing of a Provisional Patent Application with the US Patent Office

(a) Payable to UVST– Stage 1

UVST and TOA agree that on the filing of a provisional patent application with the US Patent Office, the cost of this License Technology will be Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 1

TOA and the Inventor agree that on the filing of a provisional patent application with the US Patent Office, to issue to the Inventor or Inventor designee, Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

NOTE 5. AGRICULTURAL PRODUCT AGEEMENT (Con’d)

(c) Shares Issuances to UVST and Inventor for Stage 1

The Parties and Inventor agree that all shares for Stage 1, will be issued within thirty (30) days of the filing of the provisional patent and upon receipt by TOA of a certified copy of the provisional patent application. All shares shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

Following Issuance of a Patent Pending notification from the US Patent Office

(a) Payable to UVST– Stage 2

UVST and TOA agree, following receipt of a US Patent Office patent pending notice, the cost of this License Technology will be increased by an additional Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 2

TOA and Inventor agrees, following receipt of a US Patent Office patent pending notice, to issue to the Inventor or Inventor designee ,an additional Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

(c) Shares Issuances to UVST and Inventor for Stage 2

The Parties and Inventor agree that that following receipt of a certified copy of the patent pending notice issued by the US Patent Office, all shares for Stage 2, will be issued within thirty (30) days All share shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

NOTE 6. SUBSEQUENT EVENTS

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

In the period ended September 30, 2018 we were in discussions and had signed a Non-Disclosure agreement with a company having a product directed at the cannabis and indoor agricultural products industry. We continued these discussions during this current period and on October 15, the Company signed a memorandum of understanding (“MOU’) to exclusively license the worldwide right for the system. Discussion continued and concluded on January 10, 2019 with the signing of an exclusive license agreement.

The License Agreement includes the United States, Canada, Mexico and the 26 country islands nations located within the Caribbean Ocean (not including Cuba). It was purchased from a Canadian company; UV Systems Technology Inc (UVST) and the inventor, a senior manager and shareholder of UVST. UVST and the inventor are in the process of completing an application with the US Patent Office for a provisional patent. This filing of this patent application and the receipt of a patent pending designation are important milestones in our Agreement.

The License Agreement covers a vertical rotating type equipment named the VerticGrow System. It is designed together with the building to form a cohesive and synergistic unit. Applications for the VerticGrow System are varied and target many industries including agricultural, warehouse storage and retrieval, manufacturing and production, and small units designed for residential uses.

When comparing the land required for a VerticGrow System verses a warehouse, a greenhouse or an on-the-land growing facility the amount of land needed is reduced by ratio of about five (5) to one (1) or more) depending on the height of the selected building.

In an industrial application warehouses constructed for product storage, retrieval, and marshalling of an extensive variety of items will include space for office, services and ancillary uses. Materials storage and marshalling warehouses design heights are limited as a result of the limited lifting height of materials handling equipment. Access to pallets and storage shelves require maneuvering and turning space. In calculating actual space available for product storage, retrieval, delivery and marshalling, studies have shown that the ratio of space available for product storage, retrieval and marshalling is about 22% to 27% of a buildings floor space, leaving 78 % to 73% unusable for that purpose. A building and equipment system like the VerticGrow System that will provide addition space for its intended purpose, at little or no additional capital cost would provide a positive impact to the business owner.

For the immediate future it is the Company’s plan to target the agricultural industry, more specifically the growers of marijuana and other high value crops. A major benefit gained by using the VerticGrow System is facility cost reduction achieved by the reduced size of the land and building needed for a crop growing facility

The VerticGrow System offers many improvements over methods currently being used in the agricultural industry for growing crops. VerticGrow System is equipped with a variable number of container type pods, each pod being totally independent and autonomous of the other. In agricultural applications, each pod will be a self-contained, fully autonomous, automated growing unit (enabling full control of the grow cycles from a remote control room). The pods are fully insulated to meet the climatic conditions of their hemispheric location allowing a grower to grow crops continually throughout the years, unlike conventional green houses or on-the land applications, where the number of crop possible is totally limited by its geographic location.

Each container type pod is equipped with all needed services, including electrical power, monitors, controlled aeroponic or hydroponic feed , HVAC, positive internal pressure to eliminate pests infestation and untreated air ingress, optimized CO2 levels. Their frame mounted grow lights are adjustable for intensity, on–off time cycles and movable up or down for setting an optimum height above the crop. Multiple layer of crop can be grown in each pod, and each pod may contain a different crops. A facility growing cannabis, hemp or other tall plants, the pod would provide height for a one level crop but is capable of producing crops per year.

The cost of the Exclusive License is highly dependent on the success of patenting process detailed below. All payment will be made to the seller and the Inventor and, will be made in Company common and preferred shares as follows.

Upon the filing of a Provisional Patent Application with the US Patent Office

(a) Payable to UVST– Stage 1

UVST and TOA agree that on the filing of a provisional patent application with the US Patent Office, the cost of this License Technology will be Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 1

TOA and the Inventor agree that on the filing of a provisional patent application with the US Patent Office, to issue to the Inventor or Inventor designee, Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

(c) Shares Issuances to UVST and Inventor for Stage 1

The Parties and Inventor agree that all shares for Stage 1, will be issued within thirty (30) days of the filing of the provisional patent and upon receipt by TOA of a certified copy of the provisional patent application. All shares shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

Following Issuance of a Patent Pending notification from the US Patent Office

(a) Payable to UVST– Stage 2

UVST and TOA agree, following receipt of a US Patent Office patent pending notice, the cost of this License Technology will be increased by an additional Two hundred and Fifty Thousand US Dollars, (US$250,000.00), paid in full by the issuance of Ten Million (10,000,000) shares of TOA’s par value $0.001 common stock.

(b) Payable to Inventor – Stage 2

TOA and Inventor agrees, following receipt of a US Patent Office patent pending notice, to issue to the Inventor or Inventor designee ,an additional Two hundred and Fifty Thousand (250,000) preferred shares with each preferred share convertible on demand into twenty (20) of TOA’s par value $0.001 common voting stock,

(c) Shares Issuances to UVST and Inventor for Stage 2

The Parties and Inventor agree that that following receipt of a certified copy of the patent pending notice issued by the US Patent Office, all shares for Stage 2, will be issued within thirty (30) days All share shall be issued as fully paid and non-assessable and in accordance with Regulation S – Rules governing offers and sales made outside the United States without registration under the Securities Act of 1933

RESULTS OF OPERATIONS

Interim Periods:

No sales or income was recorded for the period ended September 30, 2017

Operating Costs and Expenses for three and nine month periods ended December 31, 2018 compared to the same periods ended in December 31, 2017.

For the three-month period ended at December 31, 2018 compared to the same periods ended in 2017.

Net losses incurred during the three month period ending December 31, 2018 were $3,748, an increase of $177 compared to $3,571 for the same period ended December 31, 2017.

General administrative expenses for three-month ended December 31, 2018 were $2,372, compared to the amount of $2,346 for the same period ended December 31, 2017, an increase of $26.

Interest cost for the three-month period ended December 31, 2018 were $1,376 an increase of $151 over the interest costs of $1,225 recorded for the three-month ending December 31, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

For the nine-month period ended at December 31, 2018 compared to the same periods ended in 2017.

Net losses incurred during the nine-month period December 31, 2018 were $12,258, an increase of $1,555 compared to $10,703 for the same period ended December 31, 2017

General administrative expenses for nine-month period ended December 31, 2018 were 8,202, an increase of $1,081 compared to the amount of $7,121 for the same period ended December 31, 2017. The increase resulted mainly from an increase in professional fees amounting to $560 and the delayed receipt-recording of a filing fee invoice in the December 31, 2017 in the amount of $500,

Interest cost for the nine-month period ended December 31, 2018 were $4,056 an increase of $474 over the interest costs of $3,582 recorded for the nine-month ending December 31, 2017. The increase was as a result of the larger loan principal amount upon which interest was calculated.

SELECTED FINANCIAL INFORMATION

December 31, 2018

-----------------

Current Assets $ -

Total Assets $ -

Current Liabilities $ (137,330)

Stockholders' Equity $ (137,330)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was nil on December 31, 2018. During this nine month period ended December 31, 2018 we received loans from related parties amounting to $7,702 and have a commitment for any additional funds required to fund our limited levels of operations through March 31, 2019. We have not generated any revenue to date.

We have loans payable including interest amounting to $136,830 at December 31, 2018.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2018. There were no changes in our internal controls over financial reporting during the period ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

SIGNATURE	TITLE	DATE
TOA DISTRIBUTION SYSTEMS INC.
/s/ Andy Ruppanner	Chief Executive Officer, Chief Financial Officer, Secretary, Director	February 13, 2019
Andy Ruppanner	(Principal Executive Officer)